Form 10-Q
period 2014-07-31
Ticket Corp.
filed 2014-09-15
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

                        Commission file number 333-187544


                                  TICKET CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                     9625 Mission Gorge Road, Suite B2 #318
                                Santee, CA 92071
          (Address of principal executive offices, including zip code)

                   Telephone (775) 352-3936 Fax (775) 201-8190
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,000,000 shares as of September 12, 2014

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 July 31, 2014       January 31, 2014
                                                                 -------------       ----------------
                                                                   (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $  2,557             $  9,391
  Accounts Receivable                                                     --               14,000
                                                                    --------             --------

TOTAL ASSETS                                                        $  2,557             $ 23,391
                                                                    ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                  $  3,428             $      0
  Due to Related Party                                                   100                  100
                                                                    --------             --------

TOTAL LIABILITIES                                                      3,528                  100

STOCKHOLDERS' EQUITY
  Common stock: authorized 100,000,000; $0.001 par value;
   33,000,000 shares issued and outstanding at
   April 30, 2014 and January 31, 2014                                33,000               33,000
  Paid in capital                                                         --                   --
  Subscriptions receivable                                                --                   --
  Deficit accumulated during the development stage                   (33,971)              (9,709)
                                                                    --------             --------

Total Stockholders' Equity                                              (971)              23,291
                                                                    --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,557             $ 23,391
                                                                    ========             ========


            See Notes to the Unaudited Financial Statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          From Inception
                                      Three Months    Three Months      Six Months        Six Months    (January 17, 2013)
                                        Ending           Ending           Ending            Ending             to
                                       July 31,         July 31,         July 31,          July 31,         July 31,
                                         2014             2013             2014              2013             2014
                                      -----------      -----------      -----------       -----------      -----------
REVENUES
  Revenue                             $    10,000      $    30,000      $    37,500       $    30,000      $    81,500
  Cost of Goods Sold                       (1,789)              --          (41,657)               --          (53,115)
                                      -----------      -----------      -----------       -----------      -----------
   Gross Profit                             8,211           30,000           (4,087)           30,000           28,385
                                      -----------      -----------      -----------       -----------      -----------
Operating Expenses:
  General and administrative               18,070            5,280           20,174            18,469           62,356
                                      -----------      -----------      -----------       -----------      -----------
Total Expenses                             18,070            5,280           20,174            18,469           62,356
                                      -----------      -----------      -----------       -----------      -----------

Net gain (loss) for the period        $    (9,859)     $    24,720      $   (24,262)      $    11,531      $   (33,971)
                                      ===========      ===========      ===========       ===========      ===========

Basic and diluted                     $     (0.00)     $      0.00      $     (0.00)      $      0.00      $     (0.00)
                                      ===========      ===========      ===========       ===========      ===========
Weighted average number of shares
outstanding:
  Basic and diluted                    33,000,000       33,000,000       33,000,000        33,000,000       33,000,000
                                      ===========      ===========      ===========       ===========      ===========


                 See Notes to the Unaudited Financial Statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                From Inception
                                                           Six Months         Six Months      (January 17, 2013)
                                                             Ending             Ending               to
                                                            July 31,           July 31,           July 31,
                                                              2014               2013               2014
                                                            --------           --------           --------
OPERATING ACTIVITIES:
  Net loss                                                  $(24,262)          $ 11,531           $(33,971)
  Adjustment to reconcile net loss to net
   cash provided by operations:

  Changes in assets and liabilities:
    Increase (decrease) in Accounts Receivable                14,000            (30,000)                --
    Increase (decrease) in Subscription Receivable                --              3,000                 --
    Increase (decrease) in Accounts Payable                    3,428              1,500              3,428
                                                            --------           --------           --------
Net cash provided by operating activities                     (6,834)           (13,969)           (30,543)
                                                            --------           --------           --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          --                 --             33,000
  Proceeds from related party                                     --                 --                100
                                                            --------           --------           --------
        Net cash provided by financing activities                 --                 --             33,100
                                                            --------           --------           --------

Net increase (decrease) in cash                               (6,834)           (13,969)             2,557

Cash, beginning of period                                      9,391             30,100                 --
                                                            --------           --------           --------

Cash, end of period                                         $  2,557           $ 16,131           $  2,557
                                                            ========           ========           ========
Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                     $     --           $     --
  Interest                                                  $     --           $     --
                                                            ========           ========


                 See Notes to the Unaudited Financial Statements

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Ticket Corp. (the Company) was incorporated under the laws of the State of Nevada on January 17, 2013. The Company was formed to become a provider of tickets in the San Francisco Bay Area and a national provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and limited revenue production.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a January 31, year-end.

BASIC LOSS PER SHARE

ASC No. 260, "Earnings per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to July 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management believes that the Company's current cash of $2,557 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2014, $100 is owed to Russell Rhiengrover, CEO, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

NOTE 6. STOCK TRANSACTIONS

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer Russell Rhiengrover for cash in the amount of $0.001 per share for a total of $33,000. A deposit of $30,000 was made by the company on January 31, 2013 with the remaining $3,000 being carried as a Subscription Receivable.

On February 11, 2013, the Subscription Receivable carried by the Company for $3,000 was fulfilled and deposited in the Company's bank account.

As of July 31, 2014 the Company had 33,000,000 shares of common stock issued and outstanding.

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2014:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 33,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after July 31, 2014 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our Company and management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties' individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

RESULTS OF OPERATIONS

We have generated $81,500 in revenues since our inception on January 17, 2013. Our cost of goods sold was $53,115 resulting in a gross profit of $28,385. During the period from inception to July 31, 2014, our operating expenses were comprised of general and administrative expenses of $52,356.

We incurred operating expenses of $18,070 and $5,280 for the three month periods ended July 31, 2014 and 2013, respectively. We incurred operating expenses of $20,174 and $18,469 for the six month periods ended July 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of July 31, 2014, there is a total of $100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

We received the initial equity funding of $33,000 from our sole officer, Russell Rheingrover, who purchased 33,000,000 shares of our common stock at $0.001 per share. The company plans to use these funds to pay for current operating costs not covered by the revenue generated or any unexpected overages in the estimated costs related to our current Offering.

The Company's Registration Statement on Form S-1 as filed with the U.S. Securities and Exchange Commission was declared effective on July 25, 2014. We expect to complete the Offering within 180 days of our Registration Statement being declared effective. We may extend the Offering for up to 90 days following the expiration of the 180-day Offering period.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2014. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          7/31/2014
                     -------------------          ---------

                     Cash                          $ 2,557
                     Total assets                  $ 2,557
                     Total liabilities             $ 3,528
                     Stockholder's equity          $  (971)

We are actively working to advance our business plan and Management entered into a Software Consulting and Development Agreement dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc. The rights to our software are owned solely by Ticket Corp. and we intend to utilize our data analysis software as an integral part of our planned marketing efforts. Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations. We have also generated $51,500 in revenue from ticket sales.

The company has completed the following steps to date:

     1.   Purchased our domain name WWW.Ticketcorp.com in January 2013.
     2. Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
     3. Built a database extension and electronic file system that allows us to store and search customer records. We intend to use this database to analyze our customer database to make selected recommendations for upcoming events. These were completed in April 2013.
     4. Completed the design of its Smart Ticket Application for use on iPhone and Android Phone operating systems. This application delivers an electronic ticket to customers' phones via text message. It allows scanners at event sites to scan the customers' phones and confirm the customers' valid ticket purchases for event entry without paper tickets.

     5. Developing a feature for selling event merchandise through our Smart Ticket Application. This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.
     6. Developing an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
     7. We retained a software engineer to develop our price fluctuation and data analysis software. We have begun the initial phase of our business plan of operations by continuing to develop our website and our ticket application software, which includes our proprietary price fluctuation and data analysis software which we intend to use for marketing purposes. This software allows the company to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point and sell as close as possible at their highest selling point. We have secured a contract to provide this software to a customer per a software development contract and invoiced the customer $30,000.
     8. We retained a technology advisor, Steve Sarveil. He provides his knowledge of technology and a conceptual advisor to the company's technology projects. He is neither an employee nor a contractor. He meets primarily via phone once a month and spends approximately 2 to 4 hours a month on company matters with no remuneration. He was chosen for his knowledge in engineering and marketing in the ticket and event industry. He will assist the company with its technology applications.
     9. We purchased a small amount of tickets in October 2013 in order to test our order processing infrastructure. This resulted in a small amount of revenue being generated from ticket sales in November 2013. We intend to complete the software programming and release the application in 2015.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS AFTER COMPLETION OF OUR OFFERING

FIRST QUARTER

Complete our Software Development and Integration and Website Development. Software integration is adapting our software to work on the various consumer devices such as Smart Phones and Tablets. This includes Technical Development $6,000, Website Development $5,000, Merchant PayPal Development $1,000, Customer Database Development, and Customer Lists $6,000. Total Estimated Costs $18,000.

Retain a Marketing - Public Relations Consultant to place stories and press releases about Ticket Corp, including but not limited to launch, strategic partnerships, contests and promotions including social media such as Facebook, Twitter and Instagram. Total Estimated Costs $2,500.

Marketing - Public Relations Consultant will implement promotions and contests to include but not limited to NFL pick `em contest, March Madness Contest etc. Total Estimated Costs $500.

Total Quarter Estimated Costs $21,000.

SECOND QUARTER

Marketing - Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.

Total Quarter Estimated Costs $9,000.

THIRD QUARTER

Marketing - Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc. Total estimated costs $9,000.

In addition, Marketing - Public Relations Consultant to manage Hotel Concierge and Venue program by establishing relationships with major hotels and their concierges in the San Francisco Bay Area to have these concierges recommend Ticket Corp as their preferred provider of event tickets for their guests. Concierges are encouraged to promote Ticket Corp. by providing them with commissions and free tickets for referrals that result in sales. Total estimated costs $750.

Ticket Corp. intends to also recommend hotels that want to refer us to their guests by offering those hotels a "preferred hotel" status that will be listed on our website as a "recommended hotel" to our customers. There are no estimated costs for this "recommended hotel" program.

Total Quarter Estimated Costs $9,750.

FOURTH QUARTER

Marketing - Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc. Total estimated costs $9,000.

In addition, Marketing - Public Relations Consultant to manage Hotel Concierge and Venue program by establishing relationships with major hotels and their concierges in the San Francisco Bay Area to have these concierges recommend Ticket Corp as their preferred provider of event tickets for their guests. Concierges are encouraged to promote Ticket Corp. by providing them with commissions and free tickets for referrals that result in sales. Total estimated costs $750.

Ticket Corp. intends to also recommend hotels that want to refer us to their guests by offering those hotels a "preferred hotel" status that will be listed on our website as a "recommended hotel" to our customers. There are no estimated costs for this "recommended hotel" program.

Total Quarter Estimated Costs $9,750.

The total estimated cost for our operating plan for the twelve month period after the Offering is complete is approximately $49,500.

If we are successful in implementing this initial part of the business plan and we begin to produce sales from the app or website, we may hire one or more additional staff to handle increased demands, site monitoring, data entry, and customer support. There may be additional demands placed on the company for website development and a consequent need to broaden the management team. Depending on availability of funds and the opportunities available to the Company, we may hire marketing personnel to access additional sales and distribution channels.
We estimate that we will need approximately $7,500 to cover accounting fees in the next twelve months to remain in compliance with SEC rules.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2014 we had $2,557 in cash and there were outstanding liabilities of $3,528. Management believes we will have sufficient cash to operate our business at the current level of minimal operations for the next twelve months. We anticipate needing approximately $36,000 in the next 12 months in a limited operation scenario.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

                           PART II. OTHER INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-187544, at the SEC website at www.sec.gov:

Exhibit No.                      Description
-----------                      -----------

   3.1         Articles of Incorporation*
   3.2         Bylaws*
  31.1         Sec. 302 Certification of Principal Executive Officer
  31.2         Sec. 302 Certification of Principal Financial Officer
  32.1         Sec. 906 Certification of Principal Executive Officer
  32.2         Sec. 906 Certification of Principal Financial Officer
  101          Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of September, 2014.

                                      Ticket Corp., Registrant


                                      By: /s/ Russell Rheingrover
                                          --------------------------------------
                                          Russell Rheingrover, CEO
                                          Principal Executive Officer, Secretary
                                          and Director


                                      By: /s/ Kristi Ann Nelson
                                          --------------------------------------
                                          Kristi Ann Nelson
                                          CFO, Treasurer, Principal Financial
                                          Officer, Principal Accounting Officer
                                          and Director



/s/ Russell Rheingrover           Principal Executive Officer & Director      September 12, 2014
---------------------------       --------------------------------------      ------------------
Russell Rheingrover                             Title                                Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director      September 12, 2014
---------------------------       --------------------------------------      ------------------
Kristi Ann Nelson                               Title                                Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director     September 12, 2014
---------------------------       --------------------------------------      ------------------
Kristi Ann Nelson                               Title                                Date