Form 10-Q
period 2014-10-31
Ticket Corp.
filed 2014-12-22
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of December 17, 2014

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      October 31,        January 31,
                                                                         2014               2014
                                                                       --------           --------
                                                                      (Unaudited)         (Audited)
                                 ASSETS

CURRENT ASSETS
  Cash                                                                 $ 30,577           $  9,391
  Accounts Receivable                                                        --             14,000
                                                                       --------           --------

TOTAL ASSETS                                                           $ 30,577           $ 23,391
                                                                       ========           ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                     $  3,428           $      0
  Due to Related Party                                                      100                100
                                                                       --------           --------

TOTAL LIABILITIES                                                         3,528                100

STOCKHOLDERS' EQUITY
  Common stock: authorized 100,000,000; $0.001 par value;
   48,000,000 and 33,000,000 shares issued and outstanding at
   October 31, 2014 and January 31, 2014                                 48,000             33,000
  Paid in capital                                                        34,500                 --
  Subscriptions receivable                                                   --                 --
  Deficit accumulated during the development stage                      (55,451)            (9,709)
                                                                       --------           --------
Total Stockholders' Equity                                               27,049             23,291
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 30,577           $ 23,391
                                                                       ========           ========


                 See Notes to the Unaudited Financial Statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                    Three Months      Three Months      Nine Months      Nine Months      From Inception
                                       Ending            Ending           Ending           Ending      (January 17, 2013) to
                                     October 31,       October 31,      October 31,      October 31,        October 31,
                                        2014              2013             2014             2013               2014
                                    ------------      ------------     ------------     ------------       ------------
REVENUES
  Revenue                           $     21,000      $         --     $     58,500     $     30,000       $    102,500
  Cost of Goods Sold                          --                --          (41,587)              --            (53,115)
                                    ------------      ------------     ------------     ------------       ------------
Gross Profit                              21,000                --           16,913           30,000             49,385
                                    ------------      ------------     ------------     ------------       ------------
OPERATING EXPENSES:
  General and administrative              42,480             3,060           62,654           21,529            104,836
                                    ------------      ------------     ------------     ------------       ------------
Total Expenses                            42,480             3,060           62,654           21,529            104,836
                                    ------------      ------------     ------------     ------------       ------------

Net gain (loss) for the period      $    (21,480)     $     (3,060)    $    (45,742)    $      8,471       $    (55,451)
                                    ============      ============     ============     ============       ============

Basic and diluted                   $      (0.00)     $      (0.00)    $      (0.00)    $       0.00       $      (0.00)
                                    ============      ============     ============     ============       ============
Weighted average number of shares
outstanding:
  Basic and diluted                   33,000,000        33,000,000       33,000,000       33,000,000         33,000,000
                                    ============      ============     ============     ============       ============


                 See Notes to the Unaudited Financial Statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Nine Months        Nine Months        From Inception
                                                              Ending             Ending        (January 17, 2013) to
                                                            October 31,        October 31,          October 31,
                                                               2014               2013                 2014
                                                             --------           --------             --------
OPERATING ACTIVITIES:
  Net loss                                                   $(21,480)          $  8,471             $(55,451)
  Adjustment to reconcile net loss to net
   cash provided by operations:
  Changes in assets and liabilities:
    Increase (decrease) in Accounts Receivable                     --            (30,000)                  --
    Increase (decrease) in Inventory                               --               (372)                  --
    Increase (decrease) in Accounts Payable                        --              3,000                3,428
                                                             --------           --------             --------
          Net cash used in operating activities               (21,480)           (18,901)             (52,023)
                                                             --------           --------             --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       49,500                 --               82,500
  Proceeds from related party                                      --                 --                  100
                                                             --------           --------             --------
          Net cash provided by financing activities            49,500                 --               82,600
                                                             --------           --------             --------

Net increase (decrease) in cash                                28,020            (18,901)              30,577

Cash, beginning of period                                       2,557             30,100                   --
                                                             --------           --------             --------

Cash, end of period                                          $ 30,577           $ 11,199             $ 30,577
                                                             ========           ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period
  Taxes                                                      $     --           $     --             $     --
  Interest                                                   $     --           $     --             $     --
                                                             ========           ========             ========


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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company's financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to October 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management believes that the Company's current cash of $30,577 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until it raises additional funding.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of October 31, 2014, $100 is owed to Russell Rhiengrover, CEO, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

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

The company's Registration Statement on Form S-1 was declared effective on July 25, 2014. In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of October 31, 2014 the Company had 48,000,000 shares of common stock issued and outstanding.

                               Ticket Corporation
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2014:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

On November 1, 2014 the Board of Directors changed the year end of the Company to December 31. The change to the year-end will result in the Company filing its annual report on Form 10-K for the year ending December 31, 2014.

The Company evaluated all other events or transactions that occurred after October 31, 2014 up through date the Company issued these financial statements and found no other subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $102,500 in revenues since our inception on January 17, 2013. Our cost of goods sold was $53,115 resulting in a gross profit of $49,385. During the period from inception to July 31, 2014, our operating expenses were comprised of general and administrative expenses of $104,836.

We incurred operating expenses of $42,480 and $3,060 for the three month periods ended October 31, 2014 and 2013, respectively. We incurred operating expenses of $62,654 and $21,529 for the nine month periods ended October 31, 2014 and 2013, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of October 31, 2014, there is a total of $100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

We received the initial equity funding of $33,000 from our sole officer, Russell Rheingrover, who purchased 33,000,000 shares of our common stock at $0.001 per share.

The company's Registration Statement on Form S-1 was declared effective on July 25, 2014. In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

The company had 48,000,000 shares of common stock issued and outstanding as of October 31, 2014.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2014. For detailed financial information, see the financial statements included in this report.

             Balance Sheet Data:             10/31/2014
             -------------------             ----------

             Cash                              $30,577
             Total assets                      $30,577
             Total liabilities                 $ 3,528
             Stockholder's equity              $27,049

We are actively working to advance our business plan and Management entered into a Software Consulting and Development Agreement dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc. The rights to our software are owned solely by Ticket Corp. and we intend to utilize our data analysis software as an integral part of our planned marketing efforts. Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations. We have also generated $102,500 in revenue from ticket sales.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2014 we had $30,577 in cash and there were outstanding liabilities of $3,528. Management believes we will have sufficient cash to operate our business at the current level of minimal operations for the next twelve months. We anticipate needing approximately $36,000 in the next 12 months in a limited operation scenario.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of December, 2014.

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



/s/ Russell Rheingrover           Principal Executive Officer & Director      December 17, 2014
---------------------------       --------------------------------------      -----------------
Russell Rheingrover                             Title                                Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director      December 17, 2014
---------------------------       --------------------------------------      -----------------
Kristi Ann Nelson                               Title                                Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director     December 17, 2014
---------------------------       --------------------------------------      -----------------
Kristi Ann Nelson                               Title                                Date