Form 10-K
period 2014-12-31
Ticket Corp.
filed 2015-04-08
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
Commission file number 333-187544

Ticket Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-1838178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1135 Terminal Way, Suite 209
Reno, NV  89502
e-mail: ticketcorp1@yahoo.com
Telephone (775) 352-3936  Fax (775) 201-8190
 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Jill Arlene Robbins, P.A.
525 93 Street
Surfside, Florida 33154
Telephone: (305) 531-1174  Facsimile: (305) 531-1274
Email: jillarlene@jarepa.com
(Name, Address and Telephone Number of Agent for Service)

9625 Mission Gorge Road, Suite B2 #318
Santee, CA  92071
(Former Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 8, 2015, the registrant had 48,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

TICKET CORP.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

The information contained in this annual report, including in the documents incorporated by reference, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Item 1. Business

General Information

Ticket Corp. was incorporated in the State of Nevada on January 17, 2013.  We are an active development stage company with the intention of becoming a seller of tickets to concerts, sporting events, theatre and other entertainment events.  Our current target market is the San Francisco Bay area.

Our intent is to develop our software application (“app”) that will allow the general public to purchase tickets using their smart phones and tablets such as Android and Apple enabled devices.  The app, when purchased and downloaded by the customer will allow them to receive their tickets with barcodes directly onto their Android and Apple smart phones and tablets.  When our customers arrive at the event venue, the unique barcode on their smart phones or tablets will be verified with the existing scanners already in use at event venues. Our software applications are designed to reduce the risk of lost tickets and ticket fraud.  Additional features will include recommended parking locations at the venue, proper venue entrance instructions, and allow our ticket purchasers to directly purchase event related merchandise.

We also intend to process orders from our customers and track their buying history.  We intend to use our potential customers’ purchasing history to make recommendations for upcoming events based upon their previous purchases.   Our intention is to maintain our potential customers’ purchasing history as private information and not sell or share this information to others.

Our business plan is based in part on our ability to purchase and re-sell tickets for special events, attractions, and shows / exhibits.  Management estimates it will take 6 months from the completion of our recent offering to implement our plan of operations to the point where we will be able to generate additional revenue from ticket and app sales. There is no guarantee that we will earn revenue in six months or ever.  We intend to use the net proceeds from our recent offering to further develop our business operations, which is the sale of our software application that will allow the general public to purchase event tickets using their smart phones or tablets such as Android and Apple enabled devices.  This will allow our customers to receive their tickets with barcodes directly onto their Android and Apple smart phones and tablets. Management estimates it will take $49,500 to accomplish our business goals.  (See "Business of the Company" and "Use of Proceeds".)

We are an active development stage company with $113,500 in revenues. The mailing address for the principal executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  The telephone number is (775)352-3936.

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013.  He currently owns 69% of the outstanding common stock of the company.  (See “Risk Factors”, specifically page 10, to be advised of the risks to other shareholders due to his majority ownership).  Our financial statements from inception (January 17, 2013) through December 31, 2014 report $113,500 in revenues and a net loss of $51,721.  Based on the 48,000,000 shares outstanding at December 31, 2014 the implied aggregate market price of our stock at the issue price of $0.0033 is $158,400 in aggregate.  As is it likely the company will have deficits during the first year, these deficits will affect the implied aggregate price of the common stock.  Our total stockholders’ equity as of December 31, 2014 is $30,779.  Our independent auditor has issued an audit opinion for Ticket Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our offering and are currently moving forward with plans to execute our full business plan.  Our assets at December 31, 2014 were $281, 577 which included $30,577 in cash, $11,000 in accounts receivable and $240,000 in a Ticket Assignment Agreement.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last until August 2015, if no additional revenues are realized.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

There is no current public market for our securities.  As our stock is not yet publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid. We anticipate making an application for trading of our common stock on the over the counter bulletin board within the next 30 days.  We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

Description of Business

Executive Summary

Ticket Corp. is an active development stage company with a plan to make the purchasing and distribution of event tickets in the secondary market, easier, more accessible, and cost-effective for sellers and buyers of tickets.  Ticket Corp. was incorporated in Nevada on January 17, 2013.  At that time Russell Rheingrover was appointed CEO, President, Secretary, CFO, Treasurer and Director.   The Board voted to seek capital and begin development of our business plan.  We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover who purchased 33,000,000 shares of our Common Stock at $0.001 per share on January 31, 2013.  Kristi Ann Nelson was named to the Board of Directors and elected as current Treasurer and C.F.O. on February 1, 2013.

Principal products or services and their markets

The entertainment and event sales market has multiple facets.  Ticket Corp. intends to participate in the secondary market which includes the resale of tickets to concerts, sporting events, theatre, and other entertainment events. According to the website sportsbusinessdaily.com the secondary ticket market was a 3 Billion dollar market as of January 17, 2011. (http://www.sportsbusinessdaily.com/Daily/Issues/2011/01/Jan-17/Facilities/Secondary-tix.aspx).

There is no guarantee that we will be able to obtain any substantial market share in this industry.  We have chosen our initial target market to be the San Francisco Bay area.  We chose San Francisco as it is considered to be one of the world’s leading tourist destinations ranked following Paris, Barcelona and London and other premier international tourist cities according to US News and World Report.  We intend to be a leading ticket supplier in the San Francisco Bay area by working with major hotels, venues and concierges.  Though we have been unable to find data to support the exact percentage of the San Francisco secondary ticket market share, according to Ticketnews.Com (http://www.ticketnews.com/ticket_industry_rankings) the San Francisco Giants are ranked number 4 in ticket sales for professional football, basketball, baseball and hockey teams.  There is no guarantee however that we will be able to continue to sell any tickets.

The use of Barcode scanning is common on smart phones and is in regular use by businesses.  Examples include major ticket and retail business such as Starbucks and Amtrak.  A quick reference for expanding use of Barcode scanning may be found at “wikipedia.org”.  Smart phone users may download tickets or purchase and store tickets for various events using “Passbook®)”.  Two examples of venues currently using smart phone barcode scanned tickets are the Oracle Arena in Oakland California and AT&T Park in San Francisco California.

We intend to utilize our proprietary software systems and algorithms to offer our customers event merchandise for sale through their smartphones or tablets, and follow up with recommended additional services, related events and merchandise that fit their buying choices.  The longer our customers continue to conduct their ticket purchases with us, our proprietary software systems and algorithms are designed to self-correct and customize our future offerings of services, related events, and merchandise to fit each customer’s buying preferences.  As each of our customers’ buying preferences change, so will our offerings of services, related events, and merchandise.

The company intends to record when new event tickets will be on sale and utilize out software to allow us to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point. We believe this will keep our overhead low by not maintaining a warehouse of tickets, or merchandise.  It also means we will be able to utilize our software and algorithms to cater to each customer’s changing preferences for services, related events, and merchandise.

There is no guarantee that our business plan will succeed as we may be unable to purchase and resell event tickets per our plan.  Also, there is no guarantee our potential customers will utilize our offerings of additional services, related events or merchandise.

Due to the C.E.O.s experience and relationships in the event marketing industry the company intends or has already had informal discussions regarding purchase and resale of tickets and the other capabilities of our app such as the selling event merchandise through our Smart Ticket Application, with the following groups: Live Nation, the San Francisco 49’ers, San Francisco Giants, Golden State Warriors Shoreline Amphitheatre, The Gorge and the San Jose Earthquakes. Live Nation is an owner of venues, a promoter of events and seller of tickets and Mr. Rheingrover has a long standing relationship with them to buy tickets from select events throughout the United States. The company intends to buy and sell tickets from the following teams, venues and primary ticket agencies: the San Francisco 49’ers, San Francisco Giants, Golden State Warriors Shoreline Amphitheatre, The Gorge and the San Jose Earthquakes.  Ticketmaster and Live Nation are primary vendors of tickets.  We intend to purchase tickets from both companies.  As buyers of tickets, we are not their competitors.  Ticketmaster has a presence in the secondary market as well as the primary market. We purchase from them through the primary market and resell through them on the secondary market.  They charge Ticket Corp a 5 percent fee and the buyer a service fee based on the cost of the ticket.  There is no conflict as they welcome our purchases and the fees that they collect from our sales.  We do not need any agreements with these companies as we intend to act as buyers of tickets, which we will then resell.   Ticket Corp will not have limitations on volume nor will we pay a higher price by not having agreements. The price and the availability of tickets from primary resellers are determined by market demand for the artist and the event promotion.

We may post tickets we purchase on Stubhub for sale to buyers, this would broaden our audience of potential buyers.  Multiple sellers post tickets for sale on Stubhub and buyers go there to buy tickets, when buyers click on a ticket that we have posted on Stubhub they are directed to our website for the purchase. We intend to use our management’s experience and our software to time the ticket sales side of our business to maximize the highest price possible in order to maintain positive cash flow and profit.  We acknowledge that because we rely on Stubhub and other online brokers there may be some impact on price or profit due to competition from other sellers.   We try to mitigate this by using our forecasting technology tools and the opportunity to be exposed to more potential buyers.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Ticket Corp does not, and will not, implement automated purchasing agents. The company relies on manual purchasing based on methodology devised of tracking history and demand.  The Company intends to record when new event tickets will be on sale, physically purchase initial ticket inventories and utilize our software to allow us to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point.  We will continue to buy and sell tickets up to the time the event occurs.  Purchases are made via deduction from the company’s cash account and we manually enter the CAPTCHA (an acronym for "Completely Automated Public Turing test to tell Computers and Humans Apart") a type of challenge-response test used in computing to determine whether or not the user is human.

After the initial public funding, one of our directors, Mr. Rheingrover, provided the company with a written agreement to provide sufficient funding to cover possible daily cash shortfalls in purchasing tickets in an amount up to $50,000 for one year.  As our management will control the dollar amount of daily purchases, we can cease ticket purchases whenever we have reached our shortfall limit.  We believe this one year funding commitment will be sufficient as a daily cash reserve, based upon our management’s experience.  However, we have conducted no formal study or research in making this shortfall limit.

We intend to implement the following steps of our business plan:

•
The company intends to develop a method for delivering tickets directly to the smartphone via text and Website. This will be done through adaptation of existing MAC IOS and Android developer kits or creation of a new applet that will deliver the exact image of the ticket including barcode to the consumer allowing them to gain access to the venue through the scanned barcode. The ticket will be in PDF format and will be delivered by an access code that once entered unlocks the ticket.

•	Develop databases of our customers’ purchasing history to make recommendations for upcoming events, and for use in creating direct marketing strategies.

•	Create contests and promotions on social media websites such as Facebook and Twitter to create ongoing customer loyalty and generate sales.

•	We intend to have our company representatives attend concerts, sporting, theatres and other entertainment events to promote our ticketing services.

•	We have a development stage website, “ticketcorp.com”, that we intend to complete over the next twelve months in order to generate adverting revenue, sell tickets and event related products.

Management entered into a Software Consulting and Development Agreement, dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc.  The rights to our software are owned solely by Ticket Corp.  Per this Agreement we generated $30,000 in revenue.  We have also generated $83,500 in revenue from ticket sales.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

We are an active development stage business.  In order to implement the Company’s business plan, the company has completed the following steps to date:

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

4.
Completed the design of its Smart Ticket Application for use on iPhone and Android Phone operating systems.  This application delivers an electronic ticket to customers’ phones via text message.  It allows scanners at event sites to scan the customers’ phones and confirm the customers’ valid ticket purchases for event entry without paper tickets.

5.
Developed a feature for selling event merchandise through our Smart Ticket Application.  This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.

6.	Developed an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
7.
We retained a software engineer to develop our price fluctuation and data analysis software.  We have begun the initial phase of our business plan of operations by continuing to develop our website and our ticket application software, which includes our proprietary price fluctuation and data analysis software which we intend to use for marketing purposes.   This software allows the company to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point and sell as close as possible at their highest selling point.  We secured our first contract to provide this software to a customer per a software development contract, invoiced the customer $30,000 and received payment in November 2013.

8.	We retained a technology advisor. He was chosen for his knowledge in engineering and marketing in the ticket and event industry. He will assist the company with its technology applications.

With an estimated budget of $49,500, we intend to further implement the following steps:

•	Complete and final test our ticket application software in the first quarter following funding.
•	Complete our development stage website in the first quarter, “ticketcorp.com”, in order to be able to place and process ticket orders.
•	Create contests and promotions on social media websites such as Facebook and Twitter to encourage ongoing customer loyalty and generate sales growth.
•	We intend to have our company representatives attend concerts, sporting, theatres and other entertainment events to promote our ticketing services.

There is no guarantee that we will be able to obtain a substantial market share in this industry.

Distribution methods of the products or services

We intend to sell tickets online to concerts, sporting events, theatre, and other entertainment events directly to our customers using their smart phones and tablets such as Android and Apple enabled devices.   When our customers arrive at an event venue, the unique barcode on their smart phones and tablets will be verified with the existing scanners already in use at the event venues.  Ticket Corp will be using universal barcodes that work with any scanning device. Venues that have ticket scanning capability accept barcodes on Smart Phones. There does not need to be an agreement with any venue that use the universal barcodes. There are still some older and smaller venues that do not utilize universal barcodes or use scanning devices and still tear tickets.  Management will work with each venue to confirm the type of scanners they use to avoid any problems at the event.  Our software applications are designed to reduce the risk of lost tickets and ticket fraud. We also intend to sell event related merchandise on line to our customers which will be shipped directly to the customers by the vendors.

We currently have the ability and we do forward the original bar codes associated with original tickets purchased for our current sales for all venues, including major league baseball games.  Ticket sellers and resellers such as Stubhub and Ticketmaster also forward original bar codes associated with sales for most of their venues.  In addition, Stubhub has an agreement with major league baseball to cancel and reissue new bar codes.  Ticketmaster cancels and reissues new bar codes for venues they own or shows they manage or support.

If we are successful in our business plans and attract customers they may use our website or use our smartphone application to choose the venue, event time and date and purchase their tickets through PayPal or their credit card.  The tickets will be delivered to our customers’ smart phones and tablets with a unique bar code capable of being scanned at the event venue. The benefits of our on line distribution method:

•	Reduce buyers’ cost of shipping and handling
•	Quicker turn-around time and delivery of tickets
•	Eliminate the risk of tickets being lost or stolen in the mail

Management’s research shows that almost all transactions are done via email where the customer must find a printer to use. Some companies may offer some form of ticket delivery similar to the one we are proposing, but it is Management’s belief that our app, once development is complete, will be able to compete in this market.

Pricing

We intend to use our management’s experience and our software to time the ticket sales side of our business to maximize the highest price possible in order to maintain positive cash flow and profit.  Our pricing will be based upon market demand.  Each event has a limited amount of available tickets and as the event date approaches, the price will normally fluctuate with the supply and demand for tickets offered for sale.  Other variables that can affect this are weather, team performance, the last minute absence of a key player or performer, the last minute addition of additional shows by the promoter or performer.

Status of any publicly announced new product or service

We currently have no new product or service publicly announced.

Overview of the Online Ticketing Industry

Management believes, based on our experience as frequent attendees of events, that ticketing is an industry that has experienced very little innovation over many years, but is now evolving into a business that increasingly emphasizes improving the experience for the two most important parties involved in ticketing for any entertainment and sporting event – patrons and the providers of the entertainment.  Though the technology for delivering tickets via smartphones is already in use within the industry, in our opinion it is not widely or effectively used, in our opinion.

Competition, competitive position in the industry and methods of competition

The ticketing industry is highly competitive. We will face significant competition from established national, regional and local primary ticketing service providers as well as self-ticketing systems through facility box offices and season, subscription or group sales. We will also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities.  There can be no assurance that if we are able to establish our business that will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on our business and financial condition.

There are a number of competitors in this area including but not limited to Ace Tickets, Go Tickets and Tickets now. Management has identified the following providers of this service:

http://www.ictickets.com/FAQ/DeliveryMethods/
http://pittsburgh.pirates.mlb.com/ticketing/mobile_ticket_info.jsp?c_id=pit#tix_delivery
http://www.fandango.com/faq/MobileTicketFaq.aspx
http://us.provenue.com/index.php/products/ticketsphone
http://www.xorbia.com/w/online-tickets-delivery/

Sources and availability of raw materials and the names of principal suppliers

We intend to purchase our tickets from arenas, amphitheaters, theaters, performance halls, golf tournaments, festivals and fairs, rodeos, sports teams.  We intend to purchase most of our tickets from the primary ticket market which is defined as the original seller of the ticket.

Dependence on one or a few major customers

Due to the large number of individual ticket purchasers we will not be dependent upon one or few major customers if we are able to carry out our business plan.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts

The Company presently has no patents or trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.  We plan to seek intellectual property protection for our app technology.

Need for any government approval of principal products or services

The Company will be subject to numerous state and local licensing laws and laws that require the disclosure of specified information to ticket purchasers.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganization, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Effect of existing or probable governmental regulations on the business

The Company will be subject to numerous state and local licensing laws and laws that require the disclosure of specified information to ticket purchasers.

In San Francisco and California there are no special licensing requirements to be an on-line ticket reseller.   We are not subject to anti-scalping laws as these laws in both San Francisco and the State of California apply to physically selling tickets on or near the venue premises.

In addition, increasing concern over consumer privacy has led to the introduction from time to time of proposed legislation which could impact the direct marketing and market research industries. The Company does not know when or whether any such proposed legislation may pass or whether any such legislation would relate to the types of services currently provided by the Company or which the Company intends to develop. Accordingly, the Company cannot predict the effect, if any, that any such future regulation may have on its business.

Research and development activities during the last two years

We have not expended funds for research and development costs since inception.

Costs and effects of compliance with environmental laws

We do not anticipate any costs or effects of compliance with environmental laws.

Number of total employees and number of full time employees

We currently have two employees, our officers, Russell Rheingrover and Kristi Ann Nelson.  Both plan to devote as much time to our business as is necessary and currently are responsible for our general strategy, fund raising and customer relations.  Mr. Rheingrover estimates he is currently devoting approximately 5 hours per week to company matters and Ms. Nelson estimates she is spending approximately 2 hours on company matters per week.  Once sales support the expense we may hire additional staff.

The Company’s Technology Advisor is Steve Sarveil. He provides his knowledge of technology and is a conceptual advisor to the company’s technology projects. He is neither an employee nor a contractor. He meets primarily via phone once a month and spends approximately 2 to 4 hours a month on company matters with no remuneration.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

Item 1A.  Risk Factors

Please consider the following risk factors and other information in this annual report relating to our business and prospects before deciding to invest in our common stock.

We consider the following to be the material risks for an investor. Our company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY. AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Ticket Corp was incorporated on January 17, 2013 and we have only recently commenced our business operations.  Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategy will be viable or successful.  Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of current shares.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

As a result of our election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2), our financial statements may not be comparable to companies that comply with public company effective dates.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS AND RESULTS OF OPERATION.

We were incorporated on January 17, 2013 have a limited operating history.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by development stage companies in evolving industries.  Some of these risks and uncertainties relate to our ability to:

1.	Establish and maintain our market position;
2.	Respond to competitive market conditions;
3.	Increase awareness of our brand;
4.	Respond to changes in our regulatory environment;
5.	Maintain effective control of our costs and expenses;
6.	Raise sufficient capital to sustain and expand our business; and
7.	Attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

OUR BUSINESS WILL BE DEPENDENT ON OUR ABILITY TO PURCHASE TICKETS FROM PROMOTERS AND VENUES TO BE ABLE TO RESELL TICKETS TO CONSUMERS.  IF WE ARE UNABLE TO PURCHASE TICKETS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

If we are unable to purchase tickets from promoters or venues, we may not be able to execute our business plan.  Our director has agreed to provide shortfall funding of up to $50,000 for ticket purchases however we may face inventory shortages if we are unable to retain enough cash to purchase the tickets for resale.  If we are unable to purchase for resale from primary sellers enough inventory of tickets, or there is not enough inventory for us to acquire in the primary or secondary markets, our business, financial condition and/or results of operations could be materially and adversely affected.

Another important component of our success will be the ability to establish and maintain relationships with service providers, including providers of credit card processing, internet services, as well as advertisers, among other parties. Any inability to establish these relationships or adverse changes in these relationships, including the inability of these parties to fulfill their obligations to us for any reason, could adversely affect our business.

OUR SUCCESS DEPENDS, IN SIGNIFICANT PART, ON ENTERTAINMENT, SPORTING AND LEISURE EVENTS AND ANY FACTORS THAT MAY HAVE AN ADVERSE AFFECT ON SUCH EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our business plan is to sell tickets to live entertainment and leisure events at arenas, stadiums, theaters and other facilities. Accordingly, our business, financial condition and results of operations will be directly affected by the popularity, frequency and location of such events. Ticket sales are sensitive to fluctuations in the number and pricing of entertainment and leisure events and activities offered by promoters, facilities, and adverse trends in the entertainment and leisure event industries could adversely affect our business.  In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. Entertainment-related expenditures are particularly sensitive to business and personal discretionary spending levels, which tend to decline during general economic downturns. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

THE TICKETING INDUSTRY IS HIGHLY COMPETITIVE AND COMPETITORS MAY NOT BE ABLE TO WIN BUSINESS AWAY FROM COMPETITORS, WHICH COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE.

The ticketing industry is highly competitive. We will face significant competition from established national, regional and local primary ticketing service providers as well as self-ticketing systems through facility box offices and season, subscription or group sales. We will also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities.  There can be no assurance that if we are able to establish our business that will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition.

OUR BUSINESS MAY SUFFER IF IT IS ALLEGED OR DETERMINED THAT THE TECHNOLOGY WE DEVELOP INFRINGES UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the technology industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Our future technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our ticket services. The occurrence of any of these events may have a material adverse effect on our business.

THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY INTELLECTUAL PROPERTY PROTECTION FOR OUR TECHNOLOGY OR SERVICES, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS, WHICH COULD SEVERELY LIMIT OUR SALES AND REVENUES.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, products or marketing materials. We have no plans to seek intellectual property protection at this time.  Any encroachment upon our corporate information, including the unauthorized use of our brand name or the use of a similar name by a competing company, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.  Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name.  Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

WE MAY NOT BE ABLE TO ADAPT OUR BUSINESS QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS.

The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and any failure to do so could adversely affect our business. In addition, the continued widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures.  We may be unable to devote financial resources to new technologies and systems in the future.  Any failure on our part to modify or adapt those respective services or infrastructures in response to these trends could render our website and services obsolete, which could adversely affect our business.

IF THERE ARE EVENTS OR CIRCUMSTANCES AFFECTING THE RELIABILITY AND SECURITY OF THE INTERNET, ACCESS TO OUR WEBSITE AND/OR THE ABILITY TO SAFEGUARD CONFIDENTIAL INFORMATION COULD BE IMPAIRED CAUSING A NEGATIVE EFFECT ON THE FINANCIAL RESULTS OF OUR BUSINESS OPERATIONS.

Despite the implementation of security measures, once our website it up and running, our website infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we intend to implement security measures, such measures have been circumvented in the past by hackers on other websites on the internet, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

ANY FAILURE TO COMPLY WITH EXISTING LAWS, RULES AND REGULATIONS AS WELL AS CHANGING LAWS, RULES AND REGULATIONS AND OTHER LEGAL UNCERTAINTIES, COULD ADVERSELY AFFECT OUR BUSINESS.

Our business is to sell tickets and provide related services to consumers online.   We are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, which are subject to change at any time. For example, those laws, rules and regulations applicable to providers of primary ticketing and ticket resale services, which in some cases regulate the amount of transaction and other fees that they may be charged in connection with primary ticketing sales and/or the ticket prices that may be charged in the case of ticket resale services. New legislation of this nature is introduced from time to time in various jurisdictions in which we may sell tickets and provide services. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we may provide ticket services may require us to change certain aspects of our business to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities.

WE MAY NEED TO OBTAIN ADDITIONAL FINANCING IF WE FAIL TO GENERATE REVENUE IN THE ANTICIPATED TIMEFRAME.  IF WE DO NOT OBTAIN SUCH FINANCING, WE MAY HAVE TO REDUCE OR CEASE OUR ACTIVITIES AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

Our 12-month business plan will be funded by the $49,500 raised in our recent offering.  There is no assurance that we will operate profitably or generate positive cash flow in the future.  We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate.  We currently do not have any arrangements for further financing and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any.  The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

IF WE OBTAIN DEBT FINANCING, WE WILL FACE RISKS ASSOCIATED WITH FINANCING OUR OPERATIONS.

If we obtain debt financing, we will be subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt.  If we enter into secured lending facilities and are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them.

OUR SUCCESS IS DEPENDENT ON A LIMITED NUMBER OF KEY EXECUTIVES.

The success of our business strategy and our ability to operate profitably depends on the continued employment of our management team. The loss of the services of one or more of these key executives could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing management, attract additional qualified executives or adequately fill new management positions or vacancies created by expansion or turnover. We do not have employment agreements with members of our management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our management or key personnel could seriously harm our business.

OUR CHIEF EXECUTIVE OFFICER DOES NOT HAVE EXPERIENCE WITH MANAGING A PUBLIC COMPANY.

Our Chief Executive Officer has no direct training or experience in managing and fulfilling the regulatory reporting obligations of a public company. While his business experience includes management and marketing, particularly in the ticket industry, he does not have experience as an officer or director in a public company setting.  In the event he is unable to fulfill any aspect of his duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

HAVING ONLY TWO DIRECTORS LIMITS OUR ABILITY TO ESTABLISH EFFECTIVE INDEPENDENT CORPORATE GOVERNANCE PROCEDURES AND INCREASES THE CONTROL OF OUR PRESIDENT OVER OPERATIONS AND BUSINESS DECISIONS INCLUDING SALARIES AND PERQUISITES.

We have only two directors, who are our principal executive officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving salary and perquisites. The directors will also determine their own salaries and perquisites and as a result there could be no funds for net income.  Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

RUSSELL RHEINGROVER, OUR SENIOR EXECUTIVE OFFICER IS ALSO THE SENIOR EXECUTIVE OFFICER OF JIFFY TICKETS WHICH COULD CREATE A POTENTIAL FOR CONFLICTS OF INTEREST.

Mr. Rheingrover who currently owns 69% of our outstanding voting stock is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

Item 2.  Properties

We do not currently own any property.  The mailing address of our executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  We currently operate out of the office of our President, Russell Rheingrover and consider our current space arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4.  Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock.  We anticipate making an application for trading of our common stock on the over the counter bulletin board within the next 30 days.  We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.
In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer Russell Rhiengrover for cash in the amount of $0.001 per share for a total of $33,000.

The company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of December 31, 2014 the Company had 48,000,000 shares of common stock issued and outstanding, held by fifty one (51) shareholders of record.

Rule 144 Shares

None of our common stock is currently available for resale to the public under Rule 144. In general, under Rule 144 as currently in effect for over the-counter-stocks, including those quoted on the OTC Bulletin Board and the Pink Sheets, an affiliate of the company who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed one percent of the number of shares of the company’s common stock then outstanding.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

None.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Results of Operations for the period from inception (January 17, 2013) to December 31, 2014

We have generated $113,500 in revenues since our inception on January 17, 2013.  Our cost of goods sold was $59,965 resulting in a gross profit of $53,535.  During the period from inception to December 31, 2014, our operating expenses were comprised of general and administrative expenses of $105,256.

We incurred operating expenses of $66,199 and $39,056 for the years ended December 31, 2014 and 2013, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of December 31, 2014, there is a total of $100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company.  The note is interest free and payable on demand.

As of December 31, 2014 the company had $11,000 in Accounts Receivable, $10,498 in Accounts Payable and $200 in accrued interest expense.

We received the initial equity funding of $33,000 from our sole officer, Russell Rheingrover, who purchased 33,000,000 shares of our common stock at $0.001 per share.

The company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

The company had 48,000,000 shares of common stock issued and outstanding as of December 31, 2014.

The following table provides selected financial data about our Company for the period from the date of incorporation through December 31, 2014.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2014

Cash	$30,577
Total assets	$281,577
Total liabilities	$250,798
Stockholder’s equity	$30,779

We are actively working to advance our business plan and Management entered into a Software Consulting and Development Agreement dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc.  The rights to our software are owned solely by Ticket Corp. and we intend to utilize our data analysis software as an integral part of our planned marketing efforts.  Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations.  We have also generated $83,500 in revenue from ticket sales.

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

4.
Completed the design of its Smart Ticket Application for use on iPhone and Android Phone operating systems.  This application delivers an electronic ticket to customers’ phones via text message.  It allows scanners at event sites to scan the customers’ phones and confirm the customers’ valid ticket purchases for event entry without paper tickets.

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
7.
We retained a software engineer to develop our software.  We have begun the initial phase of our business plan of operations by continuing to develop our website and our ticket application software.  We secured a contract to provide this software to a customer per a software development contract and invoiced the customer $30,000.

8.
We retained a technology advisor, Steve Sarveil. He provides his knowledge of technology and a conceptual advisor to the company’s technology projects. He is neither an employee nor a contractor. He meets primarily via phone once a month and spends approximately 2 to 4 hours a month on company matters with no remuneration.   He was chosen for his knowledge in engineering and marketing in the ticket and event industry.  He will assist the company with its technology applications.

9.
We purchased a small amount of tickets in October 2013 in order to test our order processing infrastructure. This resulted in a small amount of revenue ($14,000) being generated from ticket sales during the year ended December 31, 2013. We generated $69,500 in ticket sales during the year ended December 31, 2014.  We intend to complete the ticket application software programming and release the application in 2015.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Liquidity and Capital Resources

Our assets at December 31, 2014 were $281, 577 which included $30,577 in cash, $11,000 in accounts receivable and $240,000 in a Ticket Assignment Agreement.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last until August 2015, if no additional revenues are realized.

Plan of Operation for the next 12 months:

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

Marketing - Public Relations Consultant will implement promotions and contests to include but not limited to NFL pick ‘em contest, March Madness Contest etc.  Total Estimated Costs $500.

Total Quarter Estimated Costs $21,000.

Second Quarter

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.

Total Quarter Estimated Costs $9,000.

Third Quarter

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.  Total estimated costs $9,000.

In addition, Marketing – Public Relations Consultant to manage Hotel Concierge and Venue program by establishing relationships with major hotels and their concierges in the San Francisco Bay Area to have these concierges recommend Ticket Corp as their preferred provider of event tickets for their guests. Concierges are encouraged to promote Ticket Corp. by providing them with commissions and free tickets for referrals that result in sales.  Total estimated costs $750.

Ticket Corp. intends to also recommend hotels that want to refer us to their guests by offering those hotels a “preferred hotel” status that will be listed on our website as a “recommended hotel” to our customers.   There are no estimated costs for this “recommended hotel” program.

Total Quarter Estimated Costs $9,750.

Fourth Quarter

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.  Total estimated costs $9,000.

In addition, Marketing – Public Relations Consultant to manage Hotel Concierge and Venue program by establishing relationships with major hotels and their concierges in the San Francisco Bay Area to have these concierges recommend Ticket Corp as their preferred provider of event tickets for their guests. Concierges are encouraged to promote Ticket Corp. by providing them with commissions and free tickets for referrals that result in sales.  Total estimated costs $750.

Ticket Corp. intends to also recommend hotels that want to refer us to their guests by offering those hotels a “preferred hotel” status that will be listed on our website as a “recommended hotel” to our customers.   There are no estimated costs for this “recommended hotel” program.

Total Quarter Estimated Costs $9,750.

The total estimated cost for our operating plan for the twelve month period is approximately $49,500.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2014.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the development stage and has minimal expenses; management believes that the Company’s current cash of $30,577 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

Emerging Growth Company Status

We are an "emerging growth company" as defined under the Jumpstart our Business Startups Act ("JOBS Act").  We will remain an "emerging growth company" for up to five years, or until the earliest of:

1.	the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion,

2.
the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

3.	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

As an "emerging growth company", we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

•
not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (“Sarbanes Oxley”) (we also will not be subject to the auditor attestation requirements of section 404(b) as long as we are a "smaller reporting company", which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in section 7(a)(2)(B) of the Securities Act of 1933 (the "Securities Act") for complying with new or revised accounting standards. Under this provision, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

During the time we qualify as an emerging growth company we plan to take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation Arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and we cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in implementing our business plan, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must implement our business plan and continue to generate revenue.

Significant Accounting Policies

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  On November 1, 2014 the Board of Directors changed the year end of the Company from January 31 to December 31.  The change to the year-end has resulted in the Company filing this annual report on Form 10-K for the year ending December 31, 2014.

Basic Earnings (loss) Per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $113,500 in revenue since its inception.

Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

JOBS Act Extended Transition Period

As a result of our election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2), our financial statements may not be comparable to companies that comply with public company effective dates.

Item 8.  Financial Statements

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ticket Corp.

I have audited the accompanying balance sheets of Ticket Corp. (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticket Corp., (A Development Stage Company) as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 4 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart
Seattle, Washington
March 25, 2015

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(AUDITED)

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$30,577	$17,472
Accounts Receivable	11,000	14,000
Inventory	-	372
Ticket Assignment Agreement	240,000	-

Total Current Assets	281,577	31,844

TOTAL ASSETS	$281,577	$31,844

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$10,498	$-
Interest Payable	200	-
Due to Related Party	100	100

Total Current Liabilities	10,798	100

Long Term Liabilities:
Note Payable - Shareholder	240,000	-

Total Current Liabilities	240,000	-

TOTAL LIABILITIES	250,798	100

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 and 33,000,000 shares issued and outstanding at
December 31, 2014 and December 31, 2013	34,500	33,000
Paid in capital	48,000	-
Deficit accumulated during the development stage	(51,721)	(1,256)

Total Stockholders' Equity	30,779	31,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$281,577	31,844

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	The Year Ended	The Year Ended	(January 17, 2013) to
	December 31, 2014	December 31, 2013	December 31, 2014

REVENUES	$69,500	$44,000	$113,500

TOTAL REVENUES	69,500	44,000	113,500

COST OF GOODS SOLD
Beta Test Expense	372	-	372
Purchases - Resale Tickets	53,393	6,200	59,593

TOTAL COST OF GOODS SOLD	53,765	6,200	59,965

GROSS PROFIT	15,735	37,800	53,535

Operating Expenses:
General and administrative	66,199	39,056	105,256

Total Expenses	66,199	39,056	105,256

Net loss for the period	(50,464)	(1,256)	(51,721)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	33,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, January 17, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on January 31, 2013	33,000,000	33,000	-	-	33,000

Net loss	-	-	-	(1,256)	(1,256)
Balance, December 31, 2013	33,000,000	33,000	-	(1,256)	31,744

Common Shares issued:
for cash October 2014	15,000,000	15,000	34,500

Net loss	-	-	-	(50,464)	(50,464)
Balance, December 31, 2014	48,000,000	$48,000	$34,500	$(51,721)	$30,779

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From inception
	The Year Ended	The Year Ended	(January 17, 2013) to
	December 31, 2014	December 31, 2013	December 31, 2014
Operating activities:
Net loss	$(50,464)	$(1,256)	$(51,721)
Adjustment to reconcile net loss to net cash
provided by operations:

Changes in assets and liabilities:
Accounts Receivable	3,000	(14,000)	(11,000)
Inventory	372	(372)	-
Ticket Assignment Agreement	(240,000)	-	(240,000)
Accounts Payable	10,498	-	10,498
Note Payable - Rheingrover	-	100	100
Interest Payable	200	-	200

Net cash provided by operating activities	(276,395)	(15,528)	(291,923)

Financing activities:
Note Payable - Shareholder	240,000	-	240,000
Capital stock	15,000	33,000	48,000
Additional Paid-in Capital	34,500	-	34,500

Net cash provided by financing activities	289,500	33,000	322,500

Net increase in cash	13,105	17,472	30,577

Cash, beginning of period	17,472	-	-

Cash, end of period	$30,577	$17,472	$30,577

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corporation
Notes to Financial Statements
December 31, 2014
(Audited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  On November 1, 2014 the Board of Directors changed the year end of the Company from January 31 to December 31.  The change to the year-end has resulted in the Company filing its annual report on Form 10-K for the year ending December 31, 2014.

Basic Loss per Share

ASC No. 260, “Earnings per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

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

Ticket Corporation
Notes to Financial Statements
December 31, 2014
(Audited)

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2014.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the development stage and has minimal expenses, management believes that the Company’s current cash of $30,577 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2014, $100 is owed to Russell Rhiengrover, CEO, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Ticket Corporation
Notes to Financial Statements
December 31, 2014
(Audited)

NOTE 6. STOCK TRANSACTIONS

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer Russell Rhiengrover for cash in the amount of $0.001 per share for a total of $33,000.

The company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of December 31, 2014 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2014:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2014 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	49	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	47	Treasurer, CFO and Director

The persons named above are the only promoters of Ticket Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.  Mr. Rheingrover has served in his positions from inception (January 17, 2013) until present and Ms. Nelson has served as Director since inception and as Treasurer & C.F.O. since February 1, 2013.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Company by-laws or Nevada corporate law.  Officers are appointed by our Board of Directors and holds office until removed by the Board.  The Board of Directors has no nominating, auditing or compensation committees.

Significant Employees

We currently have two employees, Mr. Rheingrover and Ms. Nelson.  Mr. Rheingrover and Ms. Nelson currently devote the hours necessary to our business and are responsible for our general strategy, fund raising and customer relations.

No officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of any currently pending criminal proceeding.

Executive Biography

Russell Rheingrover, President, Secretary, CEO and Director

Mr. Rheingrover is the founder of Ticket Corp.  He has over twenty years’ experience in building and developing emerging companies, primarily in the technology and entertainment industries.

From 2008 to current he has been the owner of Jiffy Tickets a national reseller of concert, theater, sporting and event tickets.  From 2003 to 2008 he was Director of North American Sales for PureDepth Inc., whose patented technology is used to enhance an array of advanced electronic displays, including mobile devices, casino games, amusement games and public information displays.  From 1999 to 2003 he was Director U.S Sales for Pulse Entertainment where he was responsible for developing relationships with many key entertainment groups including Warner Brothers and NBC.   From 1996 to 1999 he was in charge of Retail and Channel Sales for Hitachi in North America. From 1993 to 1996 he was Senior Vice President of Sales and Marketing for Velocity Corp., a leading video game developer and distributor.

Mr. Rheingrover is a graduate of the University of Pacific with a Bachelor of Science in Business Administration with an emphasis on Marketing in 1987.

Kristi Ann Nelson, Treasurer, CFO and Director

Ms. Nelson joined Ticket Corp. in February 2013.  She has extensive experience in both technology and major media marketing.

From May 2009 to current she has been the Digital Account Director for IDG Enterprise (an International Data Group (IDG) company).  IDG is a leading technology, media, research, event management, and venture capital organization. At IDG she is responsible for approximately 650 Business2Business clients in Washington and Oregon.  Business2Business refers to "the exchange of products, services, or information between businesses rather than between businesses and consumers."  From September 2008 to May 2009 she held the position of Account Manager for Computerworld at IDG Enterprise.  From July 2006 to August 2008 she was a Regional Account Manager at Ziff Davis Enterprise, responsible for optimizing marketing strategies through integrated media programs for multiple clients.  From November 2004 to June 2006 she was self-employed as a consultant in sales infrastructure assisting sales and marketing professionals in ways to improve their sales opportunities.

Ms. Nelson is a graduate of Cal State Chico with a Bachelor of Arts Degree in Psychology in 1992.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11.  Executive Compensation

Management Compensation

Currently our officers and directors receive no compensation for their services during the development stage of our business operations.  Officers and directors are reimbursed for any out-of-pocket expenses they may incur on our behalf. In the future once revenue is being generated, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. No officer or director salaries were paid from the proceeds of our recent offering.  We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Russell Rheingrover,	2014	0	0	0	0	0	0	0	0
CEO, Director	2013	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2014	0	0	0	0	0	0	0	0
CFO, Director	2013	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Rheingrover Russell	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

On January 31, 2013, a total of 33,000,000 shares of common stock were issued to Russell Rheingrover in exchange for cash in the amount of $33,000 or $0.001 per share.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Common Stock	Russell Rheingrover, President 1135 Terminal Way, Suite 209 Reno, NV 89502	33,000,000 Direct	69%

Common Stock	Kristi Ann Nelson 1135 Terminal Way, Suite 209 Reno, NV 89502	0	0

Common Stock	Officers and/or directors as a Group	33,000,000	69%

Holders of More than 5% of Our Common Stock N/A

(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report.  As of the date of this annual report, there were 48,000,000 shares of our common stock issued and outstanding.

Future Sales by Existing Stockholders

A total of 33,000,000 shares are held by Mr. Rheingrover our officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by Mr. Rheingrover (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares.

Item 13. Certain Relationships and Related Transactions

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to Russell Rheingrover for cash at $0.001 per share for a total of $33,000. A deposit of $30,000 was made by the Company on January 31, 2013 with the remaining $3,000 being carried as a Subscription Receivable. On February 11, 2013 the Subscription Receivable carried by the Company for $3,000 was fulfilled and deposited in the Company’s bank account.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Mr. Rheingrover has provided the company with a written agreement to provide sufficient funding to cover possible daily cash shortfalls in purchasing tickets in an amount up to $50,000 for one year after the initial public funding.

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $11,400 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2014.

The total fees charged to the Company for audit services, including quarterly reviews, were $12,215 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2013.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
10.1	Ticket Assignment Agreement
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1	Sec. 906 Certification of CEO
32.2	Sec. 906 Certification of CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Included in our S-1 filing under Commission File Number 333-187544.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2014.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer, Secretary and Director

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Treasurer, Principal Financial Officer,
Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Rheingrover
Russell Rheingrover	Principal Executive Officer & Director	April 8, 2015
	Title	Date

/s/ Kristi Ann Nelson
Kristi Ann Nelson	Principal Financial Officer & Director	April 8, 2015
	Title	Date

/s/ Kristi Ann Nelson
Kristi Ann Nelson	Principal Accounting Officer & Director	April 8, 2015
	Title	Date