Form 10-Q
period 2015-03-31
Ticket Corp.
filed 2015-05-08
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

                        Commission file number 333-187544


                                  TICKET CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                          1135 Terminal Way, Suite 209
                                 Reno, NV 89502
                          e-mail: ticketcorp1@yahoo.com
          (Address of principal executive offices, including zip code)

                   Telephone (775) 352-3936 Fax (775) 201-8190
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of May 1, 2015

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   Three Months
                                                                      Ended              Year Ended
                                                                     March 31,           December 31,
                                                                       2015                 2014
                                                                    ----------           ----------
                                                                    (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   10,957           $   30,577
  Accounts Receivable                                                   52,000               11,000
  Inventory                                                                 --                   --
  Ticket Assignment Agreement                                          240,000              240,000
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                   302,957              281,577

TOTAL ASSETS                                                        $  302,957           $  281,577
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                  $      440           $   10,498
  Interest Payable                                                         800                  200
  Due to Related Party                                                     100                  100
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                                1,340               10,798

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                           240,000              240,000
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              240,000              240,000

TOTAL LIABILITIES                                                      241,340              250,798

STOCKHOLDERS' EQUITY
  Common stock:  authorized 100,000,000; $0.001 par value;
   48,000,000 shares issued and outstanding at
   March 31, 2015 and December 31, 2014                                 34,500               34,500
  Paid in capital                                                       48,000               48,000
  Deficit accumulated during the development stage                     (20,883)             (51,721)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                              61,617               30,779
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  302,957           $  281,577
                                                                    ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months         Three Months          From Inception
                                                            Ended                Ended           (January 17, 2013) to
                                                          March 31,            March 31,               March 31,
                                                            2015                  2014                   2015
                                                        ------------          ------------           ------------
REVENUES                                                $     65,000          $      5,000           $    178,500
                                                        ------------          ------------           ------------
TOTAL REVENUES                                                65,000                 5,000                178,500
                                                        ------------          ------------           ------------
COST OF GOODS SOLD
  Beta Test Expense                                               --                   372                    372
  Purchases - Resale Tickets                                  30,918                19,411                 90,510
                                                        ------------          ------------           ------------
TOTAL COST OF GOODS SOLD                                      30,918                19,783                 90,882
                                                        ------------          ------------           ------------

GROSS PROFIT                                                  34,082               (14,783)                87,618
                                                        ------------          ------------           ------------
OPERATING EXPENSES:
  General and administrative                                   2,645                 5,229                107,701
  Interest Expense                                               600                    --                    800
                                                        ------------          ------------           ------------
TOTAL EXPENSES                                                 3,245                 5,229                108,501
                                                        ------------          ------------           ------------

NET LOSS FOR THE PERIOD                                 $     30,837          $    (20,012)          $    (20,883)
                                                        ============          ============           ============
NET LOSS PER SHARE:
  BASIC AND DILUTED                                     $      0.001          $     (0.001)          $     (0.000)
                                                        ============          ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                       48,000,000            33,000,000             48,000,000
                                                        ============          ============           ============


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months        Three Months        From Inception
                                                            Ended               Ended         (January 17, 2013) to
                                                          March 31,           March 31,             March 31,
                                                            2015                 2014                 2015
                                                         ----------           ----------           ----------
Operating activities:
  Net profit (loss)                                      $   30,837           $  (20,012)          $  (20,883)
  Adjustment to reconcile net loss to net
   cash provided by operations:

  Changes in assets and liabilities:
    Accounts Receivable                                     (41,000)               5,000              (52,000)
    Inventory                                                    --                  372                   --
    Ticket Assignment Agreement                                  --                   --             (240,000)
    Accounts Payable                                        (10,058)               7,027                  440
    Note Payable - Rheingrover                                   --                   --                  100
    Interest Payable                                            600                   --                  800
                                                         ----------           ----------           ----------
          Net cash provided by operating activities         (19,620)              (7,614)            (311,543)

Financing activities:
  Note Payable - Shareholder                                     --                   --              240,000
  Capital stock                                                  --                   --               48,000
  Additional Paid-in Capital                                     --                   --               34,500
                                                         ----------           ----------           ----------
          Net cash provided by financing activities              --                   --              322,500
                                                         ----------           ----------           ----------

Net increase in cash                                        (19,620)              (7,614)              10,957

Cash, beginning of period                                    30,577               17,472                   --
                                                         ----------           ----------           ----------

Cash, end of period                                      $   10,957           $    9,858           $   10,957
                                                         ==========           ==========           ==========

Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                  $       --           $       --           $       --
  Interest                                               $       --           $       --           $       --
                                                         ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to March 31, 2014. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management believes that the Company's current cash of $10,957 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2015, $100 is owed to Russell Rhiengrover, CEO, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years.

NOTE 6. STOCK TRANSACTIONS

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer Russell Rhiengrover for cash in the amount of $0.001 per share for a total of $33,000.

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2015
                                   (UNAUDITED)
--------------------------------------------------------------------------------

The company's Registration Statement on Form S-1 was declared effective on July 25, 2014. In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of March 31, 2015 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2015 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $178,500 in revenues since our inception on January 17, 2013. Our cost of goods sold was $90,882 resulting in a gross profit of $87,618. During the period from inception to March 31, 2015, our operating expenses were comprised of general and administrative expenses of $107,701 and interest expense of $800.

We generated $65,000 and $5,000 in revenues for the three months ending March 31, 2015 and 2014, respectively. Our cost of goods sold was $30,918 and $19,783, resulting in a gross profit of $34,082 for the three months ended March 31, 2015 and a net loss of $14,783 for the three months ended March 31, 2014. We incurred operating expenses of $2,425 and $5,229 for the three months ended March 31, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We also incurred $600 in interest expense for the three months ended March 31, 2015.

As of March 31, 2015, there is a total of $100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

As of March 31, 2015 the company had $52,000 in accounts receivable, $440 in accounts payable and $800 in interest payable.

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

The company had 48,000,000 shares of common stock issued and outstanding as of March 31, 2015.

The following table provides selected financial data about our Company for the period ended March 31, 2015. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:          3/31/2015
                     -------------------          ---------

                     Cash                          $ 10,967
                     Total assets                  $302,957
                     Total liabilities             $241,340
                     Stockholder's equity          $ 61,617

We are actively working to advance our business plan and Management entered into a Software Consulting and Development Agreement dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc. The rights to our software are owned solely by Ticket Corp. and we intend to utilize our data analysis software as an integral part of our planned marketing efforts. Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations. We have also generated $148,500 in revenue from ticket sales.

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

     4. Completed the design of its Smart Ticket Application for use on iPhone and Android Phone operating systems. This application delivers an electronic ticket to customers' phones via text message. It allows scanners at event sites to scan the customers' phones and confirm the customers' valid ticket purchases for event entry without paper tickets.
     5. Developing a feature for selling event merchandise through our Smart Ticket Application. This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.
     6. Developing an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
     7. We retained a software engineer to develop our software. We have begun the initial phase of our business plan of operations by continuing to develop our website and our ticket application software. We secured a contract to provide this software to a customer per a software development contract and invoiced the customer $30,000.
     8. We retained a technology advisor, Steve Sarveil. He provides his knowledge of technology and a conceptual advisor to the company's technology projects. He is neither an employee nor a contractor. He meets primarily via phone once a month and spends approximately 2 to 4 hours a month on company matters with no remuneration. He was chosen for his knowledge in engineering and marketing in the ticket and event industry. He will assist the company with its technology applications.
     9. We purchased a small amount of tickets in October 2013 in order to test our order processing infrastructure. This resulted in a small amount of revenue ($14,000) being generated from ticket sales during the year ended December 31, 2013. We generated $69,500 in ticket sales during the year ended December 31, 2014 and an additional $65,000 for the quarter ended March 31, 2015. We intend to complete the ticket application software programming and release the application in 2015.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

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

LIQUIDITY AND CAPITAL RESOURCES

Our assets at March 31, 2015 were $302,957 which included $10,957 in cash, $52,000 in accounts receivable and $240,000 in a Ticket Assignment Agreement. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash and receivables will last until December 2015, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-187544, at the SEC website at :

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May, 2015.

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


/s/ Russell Rheingrover           Principal Executive Officer & Director      May 6, 2015
---------------------------       --------------------------------------      -----------
Russell Rheingrover                             Title                             Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director      May 6, 2015
---------------------------       --------------------------------------      -----------
Kristi Ann Nelson                               Title                             Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director     May 6, 2015
---------------------------       --------------------------------------      -----------
Kristi Ann Nelson                               Title                             Date