Form 10-Q
period 2015-06-30
Ticket Corp.
filed 2015-08-14
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

                    Telephone (775)352-3936 Fax (775)201-8190
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of August 14, 2015

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    Six Months Ended        Year Ended
                                                                      June 30, 2015      December 31, 2014
                                                                      -------------      -----------------
                                                                       (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $   22,181           $   30,577
  Accounts Receivable                                                      34,000               11,000
  Inventory                                                                    --                   --
  Ticket Assignment Agreement                                             240,000              240,000
                                                                       ----------           ----------
TOTAL CURRENT ASSETS                                                      296,181              281,577
                                                                       ----------           ----------

TOTAL ASSETS                                                           $  296,181           $  281,577
                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                     $   24,515           $   10,498
  Interest Payable                                                          1,400                  200
  Due to Related Party                                                        100                  100
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                  26,015               10,798

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                              240,000              240,000
                                                                       ----------           ----------
TOTAL CURRENT LIABILITIES                                                 240,000              240,000

TOTAL LIABILITIES                                                         266,015              250,798

STOCKHOLDERS' EQUITY
  Common stock:  authorized 100,000,000; $0.001 par value;
   48,000,000 shares issued and outstanding at June 30, 2015
   and December 31, 2014                                                   34,500               34,500
  Paid in capital                                                          48,000               48,000
  Deficit accumulated during the development stage                        (52,334)             (51,721)
                                                                       ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                 30,166               30,779
                                                                       ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  296,181           $  281,577
                                                                       ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months      Three Months      Six Months        Six Months
                                                      Ended             Ended             Ended             Ended
                                                  June 30, 2015     June 30, 2014     June 30, 2015     June 30, 2014
                                                  ------------      ------------      ------------      ------------
REVENUES                                          $     43,000      $     22,500      $    108,000      $     27,500
                                                  ------------      ------------      ------------      ------------
TOTAL REVENUES                                          43,000            22,500           108,000            27,500
                                                  ------------      ------------      ------------      ------------
COST OF GOODS SOLD
  Beta Test Expense                                         --                --                --               372
  Purchases - Resale Tickets                            48,161            22,754            79,079            42,165
                                                  ------------      ------------      ------------      ------------
TOTAL COST OF GOODS SOLD                                48,161            22,754            79,079            42,537
                                                  ------------      ------------      ------------      ------------

GROSS PROFIT                                            (5,161)             (254)           28,921           (15,037)
                                                  ============      ============      ============      ============
OPERATING EXPENSES:
  General and administrative                            25,690            10,750            28,335            15,979
  Interest Expense                                         600                --             1,200                --
                                                  ------------      ------------      ------------      ------------
TOTAL EXPENSES                                          26,290            10,750            29,535            15,979
                                                  ------------      ------------      ------------      ------------

NET LOSS FOR THE PERIOD                           $    (31,451)     $    (11,004)     $       (614)     $    (31,016)
                                                  ============      ============      ============      ============
NET LOSS PER SHARE:
  BASIC AND DILUTED                               $     (0.001)     $     (0.000)     $     (0.000)     $     (0.001)
                                                  ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                 48,000,000        48,000,000        48,000,000        33,000,000
                                                  ============      ============      ============      ============


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       Six Months Ended     Six Months Ended
                                                         June 30, 2015        June 30, 2014
                                                           --------             --------
Operating activities:
  Net profit (loss)                                        $   (614)            $(31,017)
  Adjustment to reconcile net loss to net cash
   provided by operations:

  Changes in assets and liabilities:
    Accounts Receivable                                     (23,000)              14,000
    Inventory                                                    --                  372
    Ticket Assignment Agreement                                  --                   --
    Accounts Payable                                         14,018                  839
    Note Payable - Rheingrover                                   --                   --
    Interest Payable                                          1,200                   --
                                                           --------             --------
          Net cash provided by operating activities          (8,396)             (15,806)
                                                           --------             --------
Financing activities:
  Note Payable - Shareholder                                     --                   --
  Capital stock                                                  --                   --
  Additional Paid-in Capital                                     --                   --
                                                           --------             --------
          Net cash provided by financing activities              --                   --
                                                           --------             --------

Net increase in cash                                         (8,396)             (15,806)

Cash, beginning of period                                    30,577               17,472
                                                           --------             --------

Cash, end of period                                        $ 22,181             $  1,666
                                                           ========             ========
Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                    $     --             $     --
  Interest                                                 $     --             $     --
                                                           ========             ========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2015
                                   (Unaudited)


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

INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2015
                                   (Unaudited)


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to June 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management believes that the Company's current cash of $22,181 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2015, $100 is owed to Russell Rhiengrover, CEO, from funds loaned by him to the Company and is non-interest bearing with no specific repayment terms.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License

Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company has accrued $1,200 in interest on the note as of June 30, 2015.

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2015
                                   (Unaudited)


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

As of June 30, 2015 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2015 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $221,500 in revenues since our inception on January 17, 2013. Our cost of goods sold was $139,044 resulting in a gross profit of $82,456. During the period from inception to June 30, 2015, our operating expenses were comprised of general and administrative expenses of $133,391 and interest expense of $1,400, resulting in a Net Loss of $52,334.

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

We generated $43,000 and $22,500 in revenues for the three months ending June 30, 2015 and 2014, respectively. Our cost of goods sold was $48,161 and $22,754, resulting in a gross loss of $5,161 and $254, respectively. We incurred operating expenses of $26,290 and $10,750 for the three months ended June 30, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We also incurred $600 in interest expense for the three months ended June 30, 2015.

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

We generated $108,000 and $27,500 in revenues for the six months ending June 30, 2015 and 2014, respectively. Our cost of goods sold was $79,079 and $42,537, resulting in a gross profit of $28,921 for the six months ended June 30, 2015 and a gross loss of $15,037 for the six months ended June 30, 2014. We incurred operating expenses of $29,535 and $15,979 for the six months ended June 30, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We also incurred $1,200 in interest expense for the six months ended June 30, 2015.

As of June 30, 2015, there is a total of $100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

As of June 30, 2015 the company had $34,000 in accounts receivable, $24,515 in accounts payable and $1,400 in interest payable.

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

The company had 48,000,000 shares of common stock issued and outstanding as of June 30, 2015.

The following table provides selected financial data about our Company for the period ended June 30, 2015. For detailed financial information, see the financial statements included in this report.

                Balance Sheet Data:          6/30/2015
                -------------------          ---------

                Cash                          $ 22,181
                Total assets                  $296,181
                Total liabilities             $266,015
                Stockholder's equity          $ 30,166

We are actively working to advance our business plan and Management entered into a Software Consulting and Development Agreement dated May 8, 2013, to license our proprietary price fluctuation and data analysis software to our customer, Sure Street, Inc. The rights to our software are owned solely by Ticket Corp. and we intend to utilize our data analysis software as an integral part of our planned marketing efforts. Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations. We have also generated $191,500 in revenue from ticket sales.

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

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

FIRST QUARTER

Continue to develop our Software Integration and Mobile Application and Integration. Continue and complete Website Development. Software integration is adapting our software to work on the various consumer devices such as Smart Phones and Tablets. This includes Technical Development $6,000, Website Development $5,000, Merchant PayPal Development $1,000, Customer Database Development, and Customer Lists $6,000. Total Estimated Costs $18,000.

Retain a Marketing - Public Relations Consultant to deliver our branding message to the market and to develop and post press releases about Ticket Corp material events, including but not limited to launch dates, strategic partnerships etc Total Estimated Costs $2,500.

Marketing - Public Relations Consultant will implement promotions and contests to include but not limited to NFL pick `em contest, March Madness Contest, win a free upgrade to a show, including social media such as Facebook, Twitter and Instagram etc. Total Estimated Costs $500.

Total Quarter Estimated Costs $21,000.

SECOND QUARTER

Marketing - Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.

Strategic Partnerships - Develop and engage strategic partners in the Authentic Licensed Merchandise providers enabling the company to deliver apparel to the consumer related to their favorite artists, teams and athletes and in conjunction with an upcoming live event.

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

LIQUIDITY AND CAPITAL RESOURCES

Our assets at June 30, 2015 were $296,181 which included $22,181 in cash, $34,000 in accounts receivable and $240,000 in a Ticket Assignment Agreement. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash and receivables will last until December 2015, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2015.

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


/s/ Russell Rheingrover           Principal Executive Officer & Director      August 14, 2015
---------------------------       --------------------------------------      ---------------
Russell Rheingrover                             Title                              Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director      August 14, 2015
---------------------------       --------------------------------------      ---------------
Kristi Ann Nelson                               Title                              Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director     August 14, 2015
---------------------------       --------------------------------------      ---------------
Kristi Ann Nelson                               Title                              Date