Form 10-Q
period 2015-09-30
Ticket Corp.
filed 2015-11-23
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of November 23, 2015

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    Nine Months
                                                                      Ended              Year Ended
                                                                   September 30,        December 31,
                                                                       2015                 2014
                                                                    ----------           ----------
                                                                    (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $      539           $   30,577
  Accounts Receivable                                                   40,250               11,000
  Inventory                                                                 --                   --
  Ticket Assignment Agreement                                          240,000              240,000
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                   280,789              281,577
                                                                    ----------           ----------

TOTAL ASSETS                                                        $  280,789           $  281,577
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                  $    2,748           $   10,498
  Interest Payable                                                       1,400                  200
  Due to Related Party                                                  35,100                  100
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                               39,248               10,798

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                           240,000              240,000
                                                                    ----------           ----------
TOTAL LONG TERM LIABILITIES                                            240,000              240,000

TOTAL LIABILITIES                                                      279,248              250,798

STOCKHOLDERS' EQUITY
  Common stock:  authorized 100,000,000; $0.001 par value;
   48,000,000 shares issued and outstanding at
   March 31, 2015 and December 31, 2014                                 34,500               34,500
  Paid in capital                                                       48,000               48,000
  Deficit accumulated during the development stage                     (80,960)             (51,721)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                               1,540               30,779
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  280,788           $  281,577
                                                                    ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months        Three Months        Nine Months         Nine Months
                                                     Ended               Ended              Ended               Ended
                                                  September 30,       September 30,      September 30,       September 30,
                                                      2015                2014               2015                2014
                                                  ------------        ------------       ------------        ------------
REVENUES                                          $     31,250        $     31,000       $    139,250        $     58,500
                                                  ------------        ------------       ------------        ------------
TOTAL REVENUES                                          31,250              31,000            139,250              58,500
                                                  ------------        ------------       ------------        ------------
COST OF GOODS SOLD
  Beta Test Expense                                         --                  --                 --                 372
  Purchases - Resale Tickets                             9,657                 950             88,736              43,115
                                                  ------------        ------------       ------------        ------------
TOTAL COST OF GOODS SOLD                                 9,657                 950             88,736              43,487
                                                  ------------        ------------       ------------        ------------

GROSS PROFIT                                            21,593              30,050             50,514              15,013
                                                  ============        ============       ============        ============
OPERATING EXPENSES:
  General and administrative                            50,218              20,545             78,553              36,524
  Interest Expense                                          --                  --              1,200                  --
                                                  ------------        ------------       ------------        ------------
TOTAL EXPENSES                                          50,218              20,545             79,753              36,524
                                                  ------------        ------------       ------------        ------------

NET LOSS FOR THE PERIOD                           $    (28,625)       $      9,505       $    (29,239)       $    (21,511)
                                                  ============        ============       ============        ============
NET LOSS PER SHARE:
  BASIC AND DILUTED                               $     (0.001)       $      0.000       $     (0.001)       $     (0.001)
                                                  ============        ============       ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                 48,000,000          48,000,000         48,000,000          33,000,000
                                                  ============        ============       ============        ============


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                            Nine Months        Nine Months
                                                              Ended              Ended
                                                           September 30,      September 30,
                                                               2015               2014
                                                             --------           --------
Operating activities:
  Net profit (loss)                                          $(29,239)          $(21,512)
  Adjustment to reconcile net loss to net cash
   provided by operations:

  Changes in assets and liabilities:
    Accounts Receivable                                       (12,000)            14,000
    Inventory                                                      --                372
    Ticket Assignment Agreement                                    --                 --
    Accounts Payable                                           (7,749)                --
    Note Payable - Rheingrover                                 35,000                 --
    Interest Payable                                            1,200                 --
                                                             --------           --------
          Net cash provided by operating activities           (12,788)            (7,140)

Financing activities:
  Note Payable - Shareholder                                       --                 --
  Capital stock                                                    --                 --
  Additional Paid-in Capital                                       --                 --
                                                             --------           --------
          Net cash provided by financing activities                --                 --
                                                             --------           --------

Net increase in cash                                          (30,038)            (7,140)

Cash, beginning of period                                      30,577             17,472
                                                             --------           --------

Cash, end of period                                          $    539           $ 10,332
                                                             ========           ========

Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                      $     --           $     --
  Interest                                                   $     --           $     --
                                                             ========           ========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2015
                                   (Unaudited)


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

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2015
                                   (Unaudited)


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to September 30, 2015. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the development stage and has minimal expenses, management believes that the Company's current cash of $539 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2015, $35,100 is owed to Russell Rhiengrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share.

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2015
                                   (Unaudited)


On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License

Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company has accrued $1,200 in interest on the note as of September 30, 2015.

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

As of September 30, 2015 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2015 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $252,750 in revenues since our inception on January 17, 2013. Our cost of goods sold was $148,701 resulting in a gross profit of $104,049. During the period from inception to September 30, 2015, our operating expenses were comprised of general and administrative expenses of $183,609 and interest expense of $1,400, resulting in a Net Loss of $80,960.

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

We generated $31,250 and $31,000 in revenues for the three months ending September 30, 2015 and 2014, respectively. Our cost of goods sold was $9,657 and $90, resulting in a gross profit of $21,593 and $30,050, respectively. We incurred operating expenses of $50,218 and $20,545 for the three months ended September 30, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

We generated $139,250 and $58,500 in revenues for the nine months ending September 30, 2015 and 2014, respectively. Our cost of goods sold was $88,736 and $43,487, resulting in a gross profit of $50,514 and $15,013 for the nine months ended June 30, 2015 and 2014, respectively. We incurred operating expenses of $78,553 and $36,524 for the nine months ended September 30, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We also incurred $1,200 in interest expense for the nine months ended September 30, 2015.

As of September 30, 2015, there is a total of $35,100 owed by the company to Russell Rheingrover, an officer and director, $100 of the amount is for expenses that he has paid on behalf of the company. The note is interest free and payable on demand. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share.

As of September 30, 2015 the company had $40,250 in accounts receivable, $2,748 in accounts payable and $1,400 in interest payable.

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

The company had 48,000,000 shares of common stock issued and outstanding as of September 30, 2015.

The following table provides selected financial data about our Company for the period ended September 30, 2015. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:           9/30/2015
                     -------------------           ---------

                     Cash                          $    539
                     Total assets                  $280,789
                     Total liabilities             $279,248
                     Stockholder's equity          $  1,540

We are actively working to advance our business plan. We have generated $252,750 in revenue.

and we intend to utilize our data analysis software as an integral part of our planned marketing efforts. Per this Agreement we generated $30,000 in revenue and have utilized this funding to replenish and supplement the cash we have been using for regulatory filings, legal and accounting costs and the first phase of our plan of operations. We have also generated $252,750 in revenue from ticket sales.

The company has completed the following steps to date:

     1.   Purchased our domain name WWW.Ticketcorp.com in January 2013.
     2. Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
     3. Built a database extension and electronic file system that allows us to store and search customer records. We intend to use this database to analyze our customer database to make selected recommendations for upcoming events. These were completed in April 2013.
     4. Developed a feature for selling event merchandise through our Live Event Mobile App. This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.
     5. Developed an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
     6. We retained a software engineer to develop our software. We continue to develop our website and our ticket application software.
     7. We retained a technology advisor, Steve Sarveil. He provides his knowledge of technology and a conceptual advisor to the company's technology projects. He is neither an employee nor a contractor. He meets primarily via phone once a month and spends approximately 2 to 4 hours a month on company matters with no remuneration. He was chosen for his knowledge in engineering and marketing in the ticket and event industry. He will assist the company with its technology applications.
     8. On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years.
     9.   Executed the Concierge's First program with marquee bay area hotels.
     10. Executed the merchandise fulfillment back end architecture to provide music and sports apparel to ticket customers and event attendees.
     11. Completed successful test of merchandise fulfillment shopping cart and process.
     12. Engaged live event and merchandising representation group to engage artists, performers and merchandise partners
     13. Procured necessary URL 's and websites for mobile application name and brand
     14. Engaged build to order fulfillment partner for sub-licensed merchandise.
     15. We intend to complete the ticket application software programming and release the application in 2015.

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

Retain a Marketing - Consultant to deliver our branding message to the market and to develop and post press releases about Ticket Corp material events, including but not limited to launch dates, strategic partnerships, etc. Total Estimated Costs $2,500.

Marketing - Marketing Consultant will implement promotions and contests to include but not limited to NFL pick `em contest, March Madness Contest, win a free upgrade to a show, including social media such as Facebook, Twitter and Instagram etc. Total Estimated Costs $500.

Total Quarter Estimated Costs $21,000.

SECOND QUARTER

Marketing - Marketing Consultant to continue marketing plan to include stories and press releases, contests and promotions, including upsell programs for VIP seat upgrades and cross selling merchandise.

Strategic Partnerships - Develop and engage strategic partners in the Authentic Licensed Merchandise providers enabling the company to deliver apparel to the consumer related to their favorite artists, teams and athletes and in conjunction with an upcoming live event.

Total Quarter Estimated Costs $9,000.

THIRD QUARTER

Marketing - Marketing Consultant to continue marketing plan to include stories and press releases, contests and promotions, and announcements of new artists and tours Total estimated costs $9,000.

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

In addition, Marketing -Consultant to promote and help integrate social media community tied to favorite artist and sports teams helping connecting the fan to to the band or sports team which should drive a more loyal and committed fan vase for Ticket Corp. "recommended hotel" to our customers. There are no estimated costs for this "recommended hotel" program.

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

LIQUIDITY AND CAPITAL RESOURCES

Our assets at September 30, 2015 were $280,789 which included $539 in cash, $40,250 in accounts receivable and $240,000 in a Ticket Assignment Agreement. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash and receivables will last until April 2016, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of November, 2015.

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


/s/ Russell Rheingrover           Principal Executive Officer & Director      November 23, 2015
---------------------------       --------------------------------------      -----------------
Russell Rheingrover                             Title                               Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director      November 23, 2015
---------------------------       --------------------------------------      -----------------
Kristi Ann Nelson                               Title                               Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director     November 23, 2015
---------------------------       --------------------------------------      -----------------
Kristi Ann Nelson                               Title                               Date