Form 10-K
period 2015-12-31
Ticket Corp.
filed 2016-03-30
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 333-187544

Ticket Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-1838178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1135 Terminal Way, Suite 209
Reno, NV  89502
e-mail: ticketcorp1@yahoo.com
Telephone (775)352-3936  Fax (775)201-8190
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 29, 2016, the registrant had 48,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

Our intent is to develop our software application (“app”) that will allow the general public to purchase tickets and performers merchandise and apparel using their smart phones and tablets such as Android and Apple enabled devices.  The app, when downloaded by the customer will allow them to receive their tickets with barcodes directly onto their Android and Apple smart phones and tablets.  When our customers arrive at the event venue, the unique barcode on their smart phones or tablets will be verified with the existing scanners already in use at event venues. Our software applications are designed to reduce the risk of lost tickets and ticket fraud.  Additional features will include recommended parking locations at the venue, proper venue entrance instructions, and allow our ticket purchasers to directly purchase event related merchandise.

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

We are an active development stage company with $283,153 in revenues. The mailing address for the principal executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  The telephone number is (775)352-3936.

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013.  He currently owns 69% of the outstanding common stock of the company.  (See “Risk Factors”, specifically page 10, to be advised of the risks to other shareholders due to his majority ownership).  Our financial statements from inception (January 17, 2013) through December 31, 2015 report $283,153 in revenues and a net loss of $133,640.  Our total stockholders’ equity as of December 31, 2015 is $(51,140).  Our independent auditor has issued an audit opinion for Ticket Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our offering and are continuing to move forward in the execution of our full business plan.  Our assets at December 31, 2015 were $254,475 which included $12,609 in cash, $1,866 in accounts receivable and $240,000 in a Ticket Assignment Agreement.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through June 2016, if no additional revenues are realized.

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

Description of Business

Executive Summary

Ticket Corp. is an active development stage company with a plan to make the purchasing and distribution of event tickets and merchandise in the secondary market, easier, more accessible, and cost-effective for sellers and buyers of tickets.  Ticket Corp. was incorporated in Nevada on January 17, 2013.  At that time Russell Rheingrover was appointed CEO, President, Secretary, CFO, Treasurer and Director.   The Board voted to seek capital and begin development of our business plan.  We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover who purchased 33,000,000 shares of our Common Stock at $0.001 per share on January 31, 2013.  Kristi Ann Nelson was named to the Board of Directors and elected as current Treasurer and C.F.O. on February 1, 2013.

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

Due to the C.E.O.s experience and relationships in the event marketing industry the company intends or has already had detailed and significant discussions regarding purchase and resale of tickets in conjunction with providing artist merchandise and the other capabilities of our app such as the selling event merchandise through our Mobile Live Event Application, with the following groups: United Talent Agency, Global Merchandise Inc. the Araca Group and has entered into an agreement with Control Industry to supply tickets and merchandise to attendees of shows of their represented artists.  In addition Live Nation  an owner of venues, a promoter of events and seller of tickets and Mr. Rheingrover has a long standing relationship with them to buy tickets from select events throughout the United States. The company intends to buy and sell tickets from the following teams, venues and primary ticket agencies: the San Francisco 49’ers, San

Francisco Giants, Golden State Warriors Shoreline Amphitheatre, The Gorge and the San Jose Earthquakes.  Ticketmaster and Live Nation are primary vendors of tickets.  We intend to purchase tickets from both companies.  As buyers of tickets, we are not their competitors.  Ticketmaster has a presence in the secondary market as well as the primary market. We purchase from them through the primary market and resell through them on the secondary market.  They charge Ticket Corp a 5 percent fee and the buyer a service fee based on the cost of the ticket.  There is no conflict as they welcome our purchases and the fees that they collect from our sales.  We do not need any agreements with these companies as we intend to act as buyers of tickets, which we will then resell.   Ticket Corp will not have limitations on volume nor will we pay a higher price by not having agreements. The price and the availability of tickets from primary resellers are determined by market demand for the artist and the event promotion.

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

We intend to implement the following steps of our business plan:

•
The company is in the process of developing a method for delivering tickets and merchandise directly to the smartphone. This will be done through software development on existing MAC IOS and Android platforms. The company continues to develop databases of our customers’ purchasing history to make recommendations for upcoming events, and for use in creating direct marketing strategies.

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

4.
Completed the design of its Mobile Live Event Application for use on iPhone and Android Phone operating systems.  This application delivers an electronic ticket to customers’ phones as well as performer videos, news and authentic merchandise.  It allows scanners at event sites to scan the customers’ phones and confirm the customers’ valid ticket purchases for event entry without paper tickets.

5.
Developed a feature for selling event merchandise through our Mobile Live Event Application.  This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.

6.	Developed an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
7.	We retained a technology advisor. He was chosen for his knowledge in engineering and marketing in the mobile application industry. He will assist the company with its technology applications.
8.	We have created and trademarked the product name for our app “Shindig”
9.	We have developed a version of the app which is “skinable” in essence we can create a specific version of our app for an artist or team with the branding of “powered by Shindig.

Plan of Operation for the next 12 months:

First Quarter

Continue to execute on our Software Development of Shindig and Integration with our Website and adapting our software to work with multiple shopping carts.  Complete user interface design for Shindig

Complete logo design and graphics for application “Shindig” and “Powered by Shindig”

Continue to cultivate and develop relationships with live event partners and merchandise.  Continue to develop and execute relationships with live event and merchandising organizations in order to have authentic licensed apparel available through our applications.

Second Quarter

Product Launch version 1.0 of mobile app shindig

Marketing – Implement a social media marketing program in conjunction with a media launch and announcement of Shindig to plan to include partnership and performer announcements and press releases, contests and promotions, etc. to drive application downloads

Third Quarter

Rollout the application with major artists and tours. Implement a build to order system with fulfillment partner MyLocker.

Also the company will launch customize merchandise program in conjunction with our fulfillment partners.

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, and artist and tour announcements.

Fourth Quarter

Rollout our ability to deliver merchandise to the customer at their seat. Employ a manager of live events to manage the sub-contractors and ensure successful execution.

The company should be driving a consistent and growing revenue stream for the app driven by:

•	eTicket sales
•	Sales of apparel and merchandise
•	Service fee for delivering merchandise at live events.

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.

As we become successful in implementing this operational portion of the business plan and we continue to produce sales from the app or website, we intend to hire additional staff to handle increased demands, site monitoring, data entry, and customer support.  There may be additional demands placed on the company for website development and a consequent need to broaden the management team.  Depending on availability of funds and the opportunities available to the Company, we may hire marketing personnel to access additional sales and distribution channels.

There is no guarantee that we will be able to obtain a substantial market share in this industry.

Distribution methods of the products or services

We intend to sell tickets and merchandise online to concerts, sporting events, theatre, and other entertainment events directly to our customers using their smart phones and tablets such as Android and Apple enabled devices.   When our customers arrive at an event venue, the unique barcode on their smart phones and tablets will be verified with the existing scanners already in use at the event venues.  Ticket Corp will be using universal barcodes that work with any scanning device. Venues that have ticket scanning capability accept barcodes on Smart Phones. There does not need to be an agreement with any venue that use the universal barcodes. There are still some older and smaller venues that do not utilize universal barcodes or use scanning devices and still tear tickets.  Management will work with each venue to confirm the type of scanners they use to avoid any problems at the event.  Our software applications are designed to reduce the risk of lost tickets and ticket fraud. We also intend to sell event related merchandise on line to our customers which will be shipped directly to the customers by the vendors.

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

We have expended funds for research and development costs since inception.

Costs and effects of compliance with environmental laws

We do not anticipate any costs or effects of compliance with environmental laws.

Number of total employees and number of full time employees

We currently have two full time employees, and a number of contracted personnel including in the areas of business and technology development. Our officers, Russell Rheingrover and Kristi Ann Nelson plan to devote as much time to our business as is necessary and currently are responsible for our general strategy, fund raising and customer relations and product development. Mr. Rheingrover estimates he is currently devoting approximately 25 hours per week to company matters and Ms. Nelson estimates she is spending approximately 2 hours on company matters per week.  Once sales support the expense we may hire additional staff.

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

Holders of Our Common Stock

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer Russell Rheingrover for cash in the amount of $0.001 per share for a total of $33,000.

The company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of December 31, 2015 the Company had 48,000,000 shares of common stock issued and outstanding, held by fifty one (51) shareholders of record.

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

Results of Operations for the period from inception (January 17, 2013) to December 31, 2015

We have generated $283,153 in revenues since our inception on January 17, 2013.  Our cost of goods sold was $184,067 resulting in a gross profit of $99,085.  During the period from inception to December 31, 2015, our operating expenses were comprised of general and administrative expenses of $232,725.

We incurred operating expenses of $127,469 and $66,199 for the years ended December 31, 2015 and 2014, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of December 31, 2015, there is a total of $60,100 in a note payable that is owed by the company to Russell Rheingrover, an officer and director, for expenses that he has paid on behalf of the company.  The note is interest free and payable on demand.

As of December 31, 2015 the company had $1,866 in Accounts Receivable, $2,915 in Accounts Payable and $2,600 in accrued interest expense.

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

The company had 48,000,000 shares of common stock issued and outstanding as of December 31, 2015.

The following table provides selected financial data about our Company for the period from the date of incorporation through December 31, 2015.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2014

Cash	$12,609
Total assets	$254,475
Total liabilities	$305,615
Stockholder’s equity	$(51,140)

We are actively working to continue the advancement of our business plan.

The company has completed the following steps to date:

1.	Purchased our domain name WWW.Ticketcorp.com in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
3.
Built a database extension and electronic file system that allows us to store and search customer records.  We intend to use this database to analyze our customer database to make selected recommendations for upcoming events.  These were completed in April 2013.

4.
Completed the prototype of its Ticket and Merchandising Application for use on iPhone and Android Phone operating systems. This application delivers an electronic ticket to the customers’ phones along with live event information, news about the artists or performer, live chat and the ability to purchase authentic performer merchandise and apparel.

5.
Developing a feature for selling event merchandise through our Mobile Live Event Application.  This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.

6.	We retained a software engineer to develop our software. We have begun the initial phase of our business plan of operations by continuing to develop our website and our live event application software

7.
We continue to build revenue sources for the company including executing on our Concierge First program with Bay Area Hotel concierges in which we provide last minute and priority and VIP ticketing for hotel guests through their concierge

8.	We named and trademarked our mobile live event application “Shindig”.
9.
We have successfully developed a beta version of our “skinable” application “Powered by Shindig”. This allows specific sports teams, artists and performers to have their own customizable version of the application under their brand.

On December 17, 2015 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.

Liquidity and Capital Resources

Our assets at December 31, 2015 were $254,475 which included $12,609 in cash, $1,866 in accounts receivable and $240,000 in a Ticket Assignment Agreement.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through June 2016, if no additional revenues are realized.

Plan of Operation

First Quarter

Continue to execute on our Software Development of Shindig and Integration with our Website and adapting our software to work with multiple shopping carts.  Complete user interface design for Shindig

Complete logo design and graphics for application “Shindig” and “Powered by Shindig”
Continue to cultivate and develop relationships with live event partners and merchandise.  Continue to develop and execute relationships with live event and merchandising organizations in order to have authentic licensed apparel available through our applications.

Second Quarter

Product Launch version 1.0 of mobile app shindig

Marketing – Implement a social media marketing program in conjunction with a media launch and announcement of Shindig to plan to include partnership and performer announcements and press releases, contests and promotions, etc. to drive application downloads

Third Quarter

Rollout the application with major artists and tours. Implement a build to order system with fulfillment partner MyLocker.

Also the company will launch customize merchandise program in conjunction with our fulfillment partners.

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, and artist and tour announcements.

Fourth Quarter

Rollout our ability to deliver merchandise to the customer at their seat. Employ a manager of live events to manage the sub-contractors and ensure successful execution.

The company should be driving a consistent and growing revenue stream for the app driven by:

•	eTicket sales
•	Sales of apparel and merchandise
•	Service fee for delivering merchandise at live events.

Marketing – Public Relations Consultant to continue marketing plan to include stories and press releases, contests and promotions, etc.

As we become successful in implementing this operational portion of the business plan and we continue to produce sales from the app or website, we intend to hire additional staff to handle increased demands, site monitoring, data entry, and customer support.  There may be additional demands placed on the company for website development and a consequent need to broaden the management team.  Depending on availability of funds and the opportunities available to the Company, we may hire marketing personnel to access additional sales and distribution channels.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2015.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently in the development stage and has minimal expenses; management believes that the Company’s current cash of $12,609 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months.

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

During the time we qualify as an emerging growth company we plan to take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of
•	related MD&A;
•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•	Reduced disclosure about the emerging growth company’s executive compensation
•	Arrangements.

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

Significant Accounting Policies

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  On November 1, 2014 the Board of Directors changed the year end of the Company from January 31 to December 31.  The change to the year-end has resulted in the Company filing an annual report on Form 10-K for the year ending December 31, 2014.

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

Revenue

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $283,153 in revenue since its inception.

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
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ticket Corp.

I have audited the accompanying balance sheets of Ticket Corp. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2015. Ticket Corporation’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticket Corp., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 4 to the financial statements, the Company has had minimal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart

Seattle, Washington
March 28, 2016

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(AUDITED)

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$12,609	$30,577
Accounts Receivable	1,866	11,000
Ticket Assignment Agreement	240,000	240,000
Total Current Assets	254,475	281,577

TOTAL ASSETS	$254,475	$281,577

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$2,915	$10,498
Interest Payable	2,600	200
Due to Related Party	60,100	100
Total Current Liabilities	65,615	10,798

Long Term Liabilities:
Note Payable - Shareholder	240,000	240,000
Total Current Liabilities	240,000	240,000

TOTAL LIABILITIES	305,615	250,798

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 and 48,000,000 shares issued and outstanding at
December 31, 2015 and December 31, 2014	48,000	48,000
Paid in capital	34,500	34,500
Deficit accumulated during the development stage	(133,640)	(51,721)
Total Stockholders' Equity	(51,140)	30,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,475	$281,577

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	The Year Ended	The Year Ended	(January 17, 2013) to
	December 31, 2015	December 31, 2014	December 31, 2015

REVENUES	$169,653	$69,500	$283,153

TOTAL REVENUES	169,653	69,500	283,153

COST OF GOODS SOLD
Beta Test Expense	-	372	372
Purchases - Resale Tickets	124,103	53,393	183,695

TOTAL COST OF GOODS SOLD	124,103	53,765	184,067

GROSS PROFIT	45,550	15,735	99,085

Operating Expenses:
General and administrative	127,469	66,199	232,725

Total Expenses	127,469	66,199	232,725

Net loss for the period	$(81,919)	$(50,464)	$(133,640)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity

Balance, January 17, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on January 31, 2013	33,000,000	33,000	-	-	33,000

Net loss	-	-	-	(1,256)	(1,256)
Balance, December 31, 2013	33,000,000	33,000	-	(1,256)	31,744

Common Shares issued:
for cash October 2014	15,000,000	15,000	34,500

Net loss	-	-	-	(50,464)	(50,464)
Balance, December 31, 2014	48,000,000	48,000	34,500	(51,721)	30,779

Net loss	-	-	-	(81,919)	(81,919)
Balance, December 31, 2015	48,000,000	$48,000	$34,500	$(133,640)	$(51,140)

The accompanying notes are an integral part of these financial statements

TICKET CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From inception
	The Year Ended	The Year Ended	(January 17, 2013) to
	December 31, 2015	December 31, 2014	December 31, 2015
Operating activities:
Net loss	$(81,919)	$(50,464)	$(133,640)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Receivable	9,134	3,000	(1,866)
Inventory	-	372	-
Ticket Assignment Agreement	-	(240,000)	(240,000)
Accounts Payable	(7,583)	10,498	2,915
Note Payable - Rheingrover	60,000	-	60,100
Interest Payable	2,400	200	2,600

Net cash provided by operating activities	(17,968)	(276,395)	(309,891)

Financing activities:
Note Payable - Shareholder	-	240,000	240,000
Capital stock	-	15,000	48,000
Additional Paid-in Capital	-	34,500	34,500

Net cash provided by financing activities	-	289,500	322,500

Net increase in cash	(17,968)	13,105	12,609

Cash, beginning of period	30,577	17,472	-

Cash, end of period	$12,609	$30,577	$12,609

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TICKET CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

TICKET CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015
(AUDITED)

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2015.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $12,609 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

NOTE 5.   RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2015, $35,100 is owed to Russell Rhiengrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. $25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share.

TICKET CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015
(AUDITED)

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note has an annual interest of 1.00%.  The maturity date of the note is March 13, 2018.  The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License

Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.  The company has accrued $2,600 in interest on the note as of December 31, 2015.

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

As of December 31, 2015 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2015:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8.  SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2015 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	50	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	48	Treasurer, CFO and Director

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Russell Rheingrover,	2015	0	0	0	0	0	0	0	0
CEO, Director	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2015	0	0	0	0	0	0	0	0
CFO, Director	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Rheingrover Russell	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $14,600 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2015.

The total fees charged to the Company for audit services, including quarterly reviews, were $11,400 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2014.

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

* Included in our S-1 filing under Commission File Number 333-187544.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

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

/s/ Russell Rheingrover
Russell Rheingrover	Principal Executive Officer & Director	March 29, 2016
	Title	Date

/s/ Kristi Ann Nelson
Kristi Ann Nelson	Principal Financial Officer & Director	March 29, 2016
	Title	Date

/s/ Kristi Ann Nelson
Kristi Ann Nelson	Principal Accounting Officer & Director	March 29, 2016
	Title	Date