Form 10-Q
period 2016-03-31
Ticket Corp.
filed 2016-05-16
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of May 16, 2016

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              Three Months Ended           Year Ended
                                                                March 31, 2016          December 31, 2015
                                                                --------------          -----------------
                                                                 (Unaudited)                (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    5,900               $   12,609
  Accounts Receivable                                                 11,656                    1,866
  Inventory                                                               --                       --
  Ticket Assignment Agreement                                        240,000                  240,000
                                                                  ----------               ----------
TOTAL CURRENT ASSETS                                                 257,556                  254,475
                                                                  ----------               ----------

TOTAL ASSETS                                                      $  257,556               $  254,475
                                                                  ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                $   18,340               $    2,915
  Interest Payable                                                     3,200                    2,600
  Due to Related Party                                                60,100                   60,100
                                                                  ----------               ----------
TOTAL CURRENT LIABILITIES                                             81,640                   65,615

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                         240,000                  240,000
                                                                  ----------               ----------
TOTAL LONG TERM LIABILITIES                                          240,000                  240,000
                                                                  ----------               ----------

TOTAL LIABILITIES                                                    321,640                  305,615

STOCKHOLDERS' EQUITY
  Common stock: authorized 100,000,000; $0.001 par value;
   48,000,000 shares issued and outstanding at
   March 31, 2015 and December 31, 2014                               34,500                   34,500
  Paid in capital                                                     48,000                   48,000
  Deficit accumulated during the development stage                  (146,584)                (133,640)
                                                                  ----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                           (64,084)                 (51,140)
                                                                  ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  257,556               $  254,475
                                                                  ==========               ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      From Inception
                                                Three Months Ended        Three Months Ended      (January 17, 2013) to
                                                  March 31, 2016            March 31, 2015           March 31, 2016
                                                  --------------            --------------           --------------
REVENUES                                           $     24,849              $     65,000             $    308,002

TOTAL REVENUES                                           24,849                    65,000                  308,002
                                                   ------------              ------------             ------------
COST OF GOODS SOLD
  Beta Test Expense                                          --                        --                      372
  Merchant Account Fees                                     601                       601
  Purchases - Resale Tickets                             16,031                    30,918                  199,726
                                                   ------------              ------------             ------------

TOTAL COST OF GOODS SOLD                                 16,632                    30,918                  200,699
                                                   ------------              ------------             ------------

GROSS PROFIT                                              8,217                    34,082                  107,303
                                                   ------------              ------------             ------------
OPERATING EXPENSES:
  General and administrative                             20,562                     2,645                  250,687
  Interest Expense                                          600                       600                    3,200
                                                   ------------              ------------             ------------

TOTAL EXPENSES                                           21,162                     3,245                  253,887
                                                   ------------              ------------             ------------

NET LOSS FOR THE PERIOD                            $    (12,944)             $     30,837             $   (146,584)
                                                   ============              ============             ============
NET LOSS PER SHARE:
  BASIC AND DILUTED                                $     (0.000)             $      0.001             $     (0.003)
                                                   ============              ============             ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                  48,000,000                48,000,000               48,000,000
                                                   ============              ============             ============


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        From Inception
                                                      Three Months Ended     Three Months Ended     (January 17, 2013) to
                                                        March 31, 2016         March 31, 2015          March 31, 2016
                                                        --------------         --------------          --------------
Operating activities:
  Net profit (loss)                                      $  (12,944)            $   30,837              $ (146,584)
  Adjustment to reconcile net loss to net
   cash provided by operations:
  Changes in assets and liabilities:
    Accounts Receivable                                      (9,790)               (41,000)                (11,656)
    Inventory                                                    --                     --                      --
    Ticket Assignment Agreement                                  --                     --                (240,000)
    Accounts Payable                                         15,425                (10,058)                 18,340
    Note Payable - Rheingrover                                   --                     --                  60,100
    Interest Payable                                            600                    600                   3,200
                                                         ----------             ----------              ----------
          Net cash provided by operating activities          (6,709)               (19,620)               (316,600)

Financing activities:
  Note Payable - Shareholder                                     --                     --                 240,000
  Capital stock                                                  --                     --                  48,000
  Additional Paid-in Capital                                     --                     --                  34,500
                                                         ----------             ----------              ----------
          Net cash provided by financing activities              --                     --                 322,500
                                                         ----------             ----------              ----------

Net increase in cash                                         (6,709)               (19,620)                  5,900

Cash, beginning of period                                    12,609                 30,577                      --
                                                         ----------             ----------              ----------

Cash, end of period                                      $    5,900             $   10,957              $    5,900
                                                         ==========             ==========              ==========
Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                  $       --             $       --              $       --
     Interest                                            $       --             $       --              $       --
                                                         ==========             ==========              ==========


    The accompanying notes are an integral part of these financial statements

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2016
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2016
                                   (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to March 31, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's current cash of $5,900 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2016, $60,100 is owed to Russell Rhiengrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. $25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share.

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2016
                                   (Unaudited)
--------------------------------------------------------------------------------

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License

Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company has accrued $3,200 in interest on the note as of March 31, 2016.

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

As of March 31, 2016 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2016 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $308,002 in revenues since our inception on January 17, 2013. Our cost of goods sold was $200,699 resulting in a gross profit of $107,303. During the period from inception to March 31, 2016, our operating expenses were comprised of general and administrative expenses of $250,687 and interest expense of $3,200, resulting in a Net Loss of $146,584.

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

We generated $24,849 and $65,000 in revenues for the three months ending March 31, 2016 and 2015, respectively. Our cost of goods sold was $16,632 and $30,918, resulting in a gross profit of $8,217 and $34,082, respectively. We incurred operating expenses of $21,162 and $3,245 for the three months ended March 31, 2016 and 2015, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of March 31, 2016, $60,100 is owed to Russell Rhiengrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. $25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share.

As of March 31, 2016 the company had $11,656 in accounts receivable, $18,340 in accounts payable and $3,200 in interest payable.

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

The company had 48,000,000 shares of common stock issued and outstanding as of March 31, 2016.

The following table provides selected financial data about our Company for the period ended March 31, 2016. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:           3/31/2016
                    -------------------           ---------

                    Cash                          $   5,900
                    Total assets                  $ 257,556
                    Total liabilities             $ 321,640
                    Stockholder's equity          $ (64,084)

We are actively working to advance our business plan. We have generated $308,002 in revenue.

We are an active development stage business. In order to implement the Company's business plan, the company has completed the following steps to date:

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

     4. Completed the design of its Mobile Live Event Application for use on iPhone and Android Phone operating systems. This application delivers an electronic ticket to customers' phones as well as performer videos, news and authentic merchandise. It allows scanners at event sites to scan the customers' phones and confirm the customers' valid ticket purchases for event entry without paper tickets.
     5. Developed a feature for selling event merchandise through our Mobile Live Event Application. This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.
     6. Developed an additional software feature which allows us to analyze current customer purchases and recommend customized future additional services and products via their phones.
     7. We retained a technology advisor. He was chosen for his knowledge in engineering and marketing in the mobile application industry. He will assist the company with its technology applications.
     8.   We have created and trademarked the product name for our app "Shindig"
     9. We have developed a version of the app which is "skinable" in essence we can create a specific version of our app for an artist or team with the branding of "powered by Shindig.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

FIRST QUARTER

Continue to execute on our Software Development of Shindig and Integration with our Website and adapting our software to work with multiple shopping carts. Complete user interface design for Shindig

Complete logo design and graphics for application "Shindig" and "Powered by Shindig" Continue to cultivate and develop relationships with live event partners and merchandise. Continue to develop and execute relationships with live event and merchandising organizations in order to have authentic licensed apparel available through our applications.

SECOND QUARTER

Product Launch version 1.0 of mobile app shindig Marketing - Implement a social media marketing program in conjunction with a media launch and announcement of Shindig to plan to include partnership and performer announcements and press releases, contests and promotions, etc. to drive application downloads

THIRD QUARTER

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

FOURTH QUARTER

Rollout our ability to deliver merchandise to the customer at their seat. Employ a manager of live events to manage the sub-contractors and ensure successful execution. The company should be driving a consistent and growing revenue stream for the app driven by:

     *    eTicket sales
     *    Sales of apparel and merchandise
     *    Service fee for delivering merchandise at live events.

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

LIQUIDITY AND CAPITAL RESOURCES

Our assets at March 31, 2016 were $257,556 which included $5,900 in cash, $11,656 in accounts receivable and $240,000 in a Ticket Assignment Agreement. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash and receivables will last until June 2016, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2016.

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


/s/ Russell Rheingrover           Principal Executive Officer & Director        May 16, 2016
---------------------------       --------------------------------------        ------------
Russell Rheingrover                             Title                               Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director        May 16, 2016
---------------------------       --------------------------------------        ------------
Kristi Ann Nelson                               Title                               Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director       May 16, 2016
---------------------------       --------------------------------------        ------------
Kristi Ann Nelson                               Title                               Date