Form 10-Q
period 2016-06-30
Ticket Corp.
filed 2016-08-15
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

                        Commission file number 333-187544


                                  TICKET CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                          1135 Terminal Way, Suite 209
                                 Reno, NV 89502
                           e-mail: info@ticketcorp.com
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of August 15, 2016

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  Six Months Ended       Year Ended
                                                                   June 30, 2016      December 31, 2015
                                                                   -------------      -----------------
                                                                    (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    2,871           $   12,609
  Accounts Receivable                                                   18,056                1,866
  Inventory                                                                 --                   --
  Ticket Assignment Agreement                                          240,000              240,000
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                   260,927              254,475
                                                                    ----------           ----------

TOTAL ASSETS                                                        $  260,927           $  254,475
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                  $   23,974           $    2,915
  Interest Payable                                                       3,800                2,600
  Due to Related Party                                                  95,100               60,100
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              122,874               65,615

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                           240,000              240,000
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              240,000              240,000

TOTAL LIABILITIES                                                      362,874              305,615

STOCKHOLDERS' EQUITY
  Common stock:  authorized 100,000,000; $0.001 par value;
   48,000,000 shares issued and outstanding at
   June 30, 2016 and December 31, 2015                                  34,500               34,500
  Paid in capital                                                       48,000               48,000
  Deficit accumulated during the development stage                    (184,447)            (133,640)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (101,947)             (51,140)
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  260,927           $  254,475
                                                                    ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                                             From Inception
                                    Three Months      Three Months       Six Months         Six Months     (January 17, 2013)
                                       Ended             Ended             Ended              Ended                to
                                      June 30,          June 30,          June 30,           June 30,           June 30,
                                        2016              2015              2016               2015               2016
                                    ------------      ------------      ------------       ------------       -----------
REVENUES                            $     20,141      $     49,990      $     44,990       $    108,000       $   328,143
                                    ------------      ------------      ------------       ------------       -----------
TOTAL REVENUES                            20,141            49,990            44,990            108,000           328,143
                                    ------------      ------------      ------------       ------------       -----------
COST OF GOODS SOLD
  Beta Test Expense                           --                --                --                 --               372
  Merchant Account Fees                      386               987               987                 --               987
  Purchases - Resale Tickets              16,125            32,156            30,880             79,079           214,575
                                    ------------      ------------      ------------       ------------       -----------
TOTAL COST OF GOODS SOLD                  16,511            33,143            31,867             79,079           215,934
                                    ------------      ------------      ------------       ------------       -----------

GROSS PROFIT                               3,630            16,847            13,123             28,921           112,208
                                    ------------      ------------      ------------       ------------       -----------
OPERATING EXPENSES:
  General and administrative              42,168            62,730            62,730             28,335           292,855
  Interest Expense                           600             1,200             1,200              1,200             3,800
                                    ------------      ------------      ------------       ------------       -----------
TOTAL EXPENSES                            42,768            63,930            63,930             29,535           296,655
                                    ------------      ------------      ------------       ------------       -----------

NET LOSS FOR THE PERIOD             $    (39,139)     $    (47,083)     $    (50,807)      $       (614)      $  (184,447)
                                    ============      ============      ============       ============       ===========
NET LOSS PER SHARE:
  BASIC AND DILUTED                 $     (0.001)     $     (0.001)     $     (0.001)      $     (0.000)      $    (0.004)
                                    ============      ============      ============       ============       ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING:
  BASIC AND DILUTED                   48,000,000        48,000,000        48,000,000         48,000,000        48,000,000
                                    ============      ============      ============       ============       ===========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                                      From Inception
                                                             Six Months             Six Months      (January 17, 2013)
                                                               Ended                  Ended                to
                                                              June 30,               June 30,            June 30,
                                                                2016                   2015                2016
                                                             ---------              ---------           ----------
Operating activities:
  Net profit (loss)                                          $ (50,807)             $    (614)          $ (184,447)
  Adjustment to reconcile net loss to net cash
   provided by operations:
  Changes in assets and liabilities:
    Accounts Receivable                                        (16,190)               (23,000)             (18,056)
    Inventory                                                       --                     --                   --
    Ticket Assignment Agreement                                     --                     --             (240,000)
    Accounts Payable                                            21,059                 14,018               23,974
    Note Payable - Rheingrover                                      --                     --               95,100
    Interest Payable                                             1,200                  1,200                3,800
                                                             ---------              ---------           ----------
          Net cash provided by operating activities              6,069                 (7,782)            (319,629)
                                                             ---------              ---------           ----------
Financing activities:
  Note Payable - Shareholder                                    35,000                     --              240,000
  Capital stock                                                     --                     --               48,000
  Additional Paid-in Capital                                        --                     --               34,500
                                                             ---------              ---------           ----------
          Net cash provided by financing activities             35,000                     --              322,500
                                                             ---------              ---------           ----------

Net increase in cash                                            (9,738)                (8,396)               2,871

Cash, beginning of period                                       12,609                 30,577                   --
                                                             ---------              ---------           ----------

Cash, end of period                                          $   2,871              $  22,181           $    2,871
                                                             =========              =========           ==========
Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                      $      --              $      --           $       --
  Interest                                                   $      --              $      --           $       --
                                                             =========              =========           ==========


    The accompanying notes are an integral part of these financial statements

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2016
                                   (Unaudited)


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

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2016
                                   (Unaudited)


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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) to June 30, 2016. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's current cash of $2871.30 plus current revenues is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2016, $95,100 is owed to Russell Rhiengrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.

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

                               TICKET CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2016
                                   (Unaudited)


$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note has an annual interest of 1.00%. The maturity date of the note is March 13, 2018. The note is associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company has accrued $3,800 in interest on the note as of June 30, 2016.

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

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2016:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2016 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

We have generated $328,143 in revenues since our inception on January 17, 2013. Our cost of goods sold was $215,934 resulting in a gross profit of $112,208. During the period from inception to June 30, 2016, our operating expenses were comprised of general and administrative expenses of $292,855 and interest expense of $3,800, resulting in a Net Loss of $184,447.

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

We generated $20,141 and $49,990 in revenues for the three months ending June, 2016 and 2015, respectively. Our cost of goods sold was $16,511 and $33,143, resulting in a gross profit of $3,630 and $16,847, respectively. We incurred operating expenses of $42,768 and $63,930 for the three months ended March 31, 2016 and 2015, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

We generated $44,990 and $108,000 in revenues for the six months ending June 30, 2016 and 2015, respectively. Our cost of goods sold was $31,867 and $79,079, resulting in a gross profit of $13,123 and $28,921, respectively. We incurred operating expenses of $63,930 and $29,535 for the six months ended June 30, 2016 and 2015, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

As of June 30, 2016, $95,100 is owed to Russell Rhiengrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. $25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. $35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.05 per common stock share.

As of June 30, 2016 the company had $18,056 in accounts receivable, $23,974 in accounts payable and $3,800 in interest payable.

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

The company had 48,000,000 shares of common stock issued and outstanding as of June 30, 2016.

The following table provides selected financial data about our Company for the period ended June 30, 2016. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:           6/30/2016
                    -------------------           ---------

                    Cash                          $   2,871
                    Total assets                  $ 260,927
                    Total liabilities             $ 362,874
                    Stockholder's equity          $(101,947)

We are actively working to advance our business plan. We have generated $328,143 in revenue.

We are an active development stage business. In order to implement the Company's business plan, the company has completed the following steps to date:

     1.   Purchased our domain name WWW.Ticketcorp.com in January 2013.
     2. Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
     3. Built a database extension and electronic file system that allows us to store and search customer records. We intend to use this database to analyze our customer database to make selected recommendations for upcoming events. These were completed in April 2013.
     4. Completed the design of its Mobile Live Event Application for use on iPhone and Android Phone operating systems. This application delivers an electronic ticket to customers' phones as well as performer videos, news and authentic merchandise. It allows scanners at event sites to scan the customers' phones and confirm the customers' valid ticket purchases for event entry without paper tickets.
     5. Developed a feature for selling event merchandise through our Mobile Live Event Application. This allows us to send our customers a text code that allows them to purchase event merchandise without having to stand in line at post event sales booths.
     6. We retained a U/I (user interface) engineer to implement a "native" smart phone interface focused on ease of use and efficient fulfillment.
     7.   We have created the product name for our app "Shindig"
     8. We have developed a version of the app which is "skinable" in essence we can create a specific version of our app for an artist or team with the branding of "powered by Shindig.

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

Launch the application on the Apple Store and Android Store for distribution to the broad consumer audience.

Rollout the application with major artists and tours. Implement a build to order system with fulfillment partners.

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

LIQUIDITY AND CAPITAL RESOURCES

Our assets at June 30, 2016 were $260,927 which included $2,871 in cash, $18,056 in accounts receivable and $240,000 in a Ticket Assignment Agreement. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash and receivables will last until September 2016, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2016.

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


/s/ Russell Rheingrover           Principal Executive Officer & Director       August 15, 2016
---------------------------       --------------------------------------       ---------------
Russell Rheingrover                             Title                               Date


/s/ Kristi Ann Nelson             Principal Financial Officer & Director       August 15, 2016
---------------------------       --------------------------------------       ---------------
Kristi Ann Nelson                               Title                               Date


/s/ Kristi Ann Nelson             Principal Accounting Officer & Director      August 15, 2016
---------------------------       --------------------------------------       ---------------
Kristi Ann Nelson                               Title                               Date