Form 10-Q
period 2016-09-30
Ticket Corp.
filed 2016-11-21
CIK 1570279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

                        Commission file number 000-55547


                                  TICKET CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                          1135 Terminal Way, Suite 209
                                 Reno, NV 89502
                           e-mail: info@ticketcorp.com
          (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,000,000 shares as of November 17, 2016

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  TICKET CORP.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   September 30,        December 31,
                                                                       2016                 2015
                                                                    ----------           ----------
                                                                    (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   13,183           $   12,609
  Accounts Receivable                                                       --                1,866
  Ticket Assignment Agreement                                               --              240,000
                                                                    ----------           ----------
TOTAL CURRENT ASSETS                                                    13,183              254,475
                                                                    ----------           ----------

TOTAL ASSETS                                                        $   13,183           $  254,475
                                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES:
  Accounts Payable                                                  $    7,929           $    2,915
  Interest Payable                                                          --                2,600
  Due to Related Party                                                 115,100               60,100
                                                                    ----------           ----------
TOTAL CURRENT LIABILITIES                                              123,029               65,615

LONG TERM LIABILITIES:
  Note Payable - Shareholder                                                --              240,000
                                                                    ----------           ----------
TOTAL LONG TERM LIABILITIES                                                 --              240,000
                                                                    ----------           ----------

TOTAL LIABILITIES                                                      123,029              305,615

COMMITMENTS & CONTINGENCIES                                                 --                   --

STOCKHOLDERS' EQUITY
  Common stock:  authorized 100,000,000;  0.001 par value;
   48,000,000 shares issued and outstanding at
    September 30, 2016 and December 31, 2015                            48,000               48,000
  Paid in capital                                                       34,500               34,500
  Accumulated deficit                                                 (192,346)            (133,640)
                                                                    ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                            (109,846)             (51,140)
                                                                    ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   13,183           $  254,475
                                                                    ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months        Three Months        Nine Months         Nine Months
                                                     Ended               Ended              Ended               Ended
                                                  September 30,       September 30,      September 30,       September 30,
                                                      2016                2015               2016                2015
                                                  ------------        ------------       ------------        ------------
REVENUES                                          $     27,503        $     31,250       $     72,493        $    139,250

TOTAL REVENUES                                          27,503              31,250             72,493             139,250
                                                  ------------        ------------       ------------        ------------
COST OF GOODS SOLD
  Merchant Account Fees                                    422                  --              1,409                  --
  Purchases - Resale Tickets                            17,895               9,657             50,775              88,736
                                                  ------------        ------------       ------------        ------------
TOTAL COST OF GOODS SOLD                                18,317               9,657             52,184              88,736
                                                  ------------        ------------       ------------        ------------

GROSS PROFIT                                      $      9,186        $     21,593       $     20,309        $     50,514
                                                  ============        ============       ============        ============
OPERATING EXPENSES:
  General and administrative                               851                 357              1,620                 357
  Professional Fees                                     18,035              49,861             79,996              78,196
                                                  ------------        ------------       ------------        ------------
      TOTAL EXPENSES                                    18,886              50,218             81,615              78,553
                                                  ------------        ------------       ------------        ------------

NET LOSS FROM OPERATIONS                                (9,700)            (28,625)           (61,307)            (29,239)
                                                  ------------        ------------       ------------        ------------
OTHER INCOME/EXPENSE
  Gain on Cancellation of Debt                           3,800                  --              3,800                  --
  Interest Expense                                          --                  --             (1,200)             (1,200)
                                                  ------------        ------------       ------------        ------------
      TOTAL OTHER INCOME/EXPENSE                         3,800                  --              2,600              (1,200)

PROVISION FOR TAXES                                         --                  --                 --                  --
                                                  ------------        ------------       ------------        ------------

NET INCOME (LOSS)                                 $     (5,900)       $    (28,625)      $    (58,707)       $    (29,239)
                                                  ============        ============       ============        ============
NET LOSS PER SHARE:
 BASIC AND DILUTED                                $      (0.00)       $     (0.001)      $     (0.001)       $     (0.001)
                                                  ============        ============       ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  BASIC AND DILUTED                                 48,000,000          48,000,000         48,000,000          48,000,000
                                                  ============        ============       ============        ============






    The accompanying notes are an integral part of these financial statements

                                  TICKET CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months          Nine Months
                                                               Ended                Ended
                                                            September 30,        September 30,
                                                                2016                 2015
                                                             ----------           ----------
Operating activities:
  Net profit (loss)                                          $  (58,707)          $  (29,239)
  Adjustment to reconcile net loss to net
   cash provided by operations:
  Changes in assets and liabilities:
    Accounts Receivable                                           1,866              (29,250)
    Accounts Payable                                              5,014               (7,749)
    Interest Payable                                              1,200                1,200
    Gain on Cancellation of Debt                                 (3,800)                  --
    Ticket Assignment Agreement                                 240,000                   --
                                                             ----------           ----------
          Net cash provided by operating activities             185,573              (65,038)

Financing activities:
  Note Payable - Shareholder                                   (240,000)                  --
  Note Payable - Rheingrover                                     55,000               35,000
                                                             ----------           ----------
          Net cash provided by financing activities            (185,000)              35,000
                                                             ----------           ----------

Net increase in cash                                                573              (30,038)

Cash, beginning of period                                        12,609               30,577
                                                             ----------           ----------

Cash, end of period                                          $   13,183           $      539
                                                             ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during the period
  Taxes                                                      $       --           $       --
  Interest                                                   $       --           $       --
                                                             ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  Ticket Corp.
                          Notes to Financial Statements
                               September 30, 2016
                                   (Unaudited)


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of Ticket Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

On November 1, 2014 the Board of Directors changed the year end of the Company from January 31 to December 31.

Unless the context otherwise requires, all references to "Ticket," "we," "us," "our" or the "company" are to Ticket Corp.

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

                                  Ticket Corp.
                          Notes to Financial Statements
                               September 30, 2016
                                   (Unaudited)


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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.

On June 10, 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915):
Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the amendment as of fiscal year ended December 31, 2015.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no

                                  Ticket Corp.
                          Notes to Financial Statements
                               September 30, 2016
                                   (Unaudited)


earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15 to provide guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. U.S. auditing standards require that an auditor evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. However, there is currently no guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 states that, in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation is to be based on relevant conditions and events that are known, or reasonably knowable, at the date the financial statements are issued or available to be issued. When conditions or events that raise substantial doubt about an entity's ability to continue as a going concern are identified, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. If the substantial doubt is alleviated as a result of management's plans, the entity should disclose the following:

     1. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern, before consideration of management's plans;
     2. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and
     3. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose the following:

     1. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern;
     2. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and
     3. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

ASU 2014-15 is effective for Ticket Corp. beginning in the year ending December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted and the Company has provided a Going Concern evaluation in Note 4.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from January 17, 2013 (date of inception) through September 30, 2016 and a net loss of $196,746, or $0.004 per share. This condition raises substantial doubt about the Company's ability

                                  Ticket Corp.
                          Notes to Financial Statements
                               September 30, 2016
                                   (Unaudited)


to continue as a going concern. Management believes that the Company's current cash of $13,183 plus anticipated revenues will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario. Management believes that by following through with the Company's plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the officer of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2016, $115,100 is owed to Russell Rheingrover, CEO. $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.

$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 3, 2016, the terms of the Note were extended to September 2, 2017. The conversion price was considered by management to be a fair price.

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2016, the terms of the Note were extended to October 4, 2017. The conversion price was considered by management to be a fair price.

$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.

$20,000 of the funds are the result of a 10% Convertible Note issued on September 8, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 8, 2017 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note had an annual interest of 1.00%. The maturity date of the note was March 13, 2018. The note was associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company had accrued $3,800 in interest on the note as of June 30, 2016. On August 31, 2016 the Assignment Agreement was cancelled due to non-performance. All accrued interest was also cancelled, resulting in a gain of $3,800.

                                  Ticket Corp.
                          Notes to Financial Statements
                               September 30, 2016
                                   (Unaudited)


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

As of September 30, 2016 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2016 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

We generated $27,503 and $31,250 in revenues for the three months ending September 30, 2016 and 2015, respectively. Our cost of goods sold was $18,317 and $9,657, resulting in a gross profit of $9,186 and $21,593, respectively. The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold. We incurred operating expenses of $18,886 and $50,218 for the three months ended September 30, 2016 and 2015, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to professional fees in 2015 for software development of $31,350. For the three months ended September 30, 2016 we recorded a gain of $3,800 from the cancellation of debt associated with Ticket Assignment Agreement. The $3,800 was the accrued interest on the note.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

We generated $72,493 and $108,000 in revenues for the nine months ending September 30, 2016 and 2015, respectively. Our cost of goods sold was $20,309 and $50,514, resulting in a gross profit of $20,309 and $50,514, respectively. The difference in the revenue and cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold. We incurred operating expenses of $81,615 and $79,753 for the nine months ended September 30, 2016 and 2015, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the nine months ended September 30, 2016 we recorded a gain of $3,800 from the cancellation of debt associated with Ticket Assignment Agreement. The $3,800 was the accrued interest on the note.

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

Our company had 48,000,000 shares of common stock issued and outstanding as of September 30, 2016.

As of September 30, 2016, $115,100 is owed to Russell Rheingrover, CEO. The following is a breakdown of the funds he has provided to the company:

     a. $100 of the funds were loaned by him to the company to open the bank account and is non-interest bearing with no specific repayment terms.
     b. $35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 3, 2016, the terms of the Note were extended to September 2, 2017.
     c. $25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2016, the terms of the Note were extended to October 4, 2017.
     d. $35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share.
     e. $20,000 of the funds are the result of a 10% Convertible Note issued on September 8, 2016. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 8, 2017 or is convertible at the conversion price of $0.15 per common stock share.

As of September 30, 2016 the company had no accounts receivable and $7,929 in accounts payable.

The following table provides selected financial data about our company for the period ended September 30, 2016. For detailed financial information, see the financial statements included in this report.

                    Balance Sheet Data:           9/30/2016
                    -------------------           ---------

                    Cash                          $  11,958
                    Total assets                  $  13,183
                    Total liabilities             $ 123,029
                    Stockholder's equity          $(109,846)

We are actively working to advance our business plan. We have generated $355,646 in revenue.

On December 17, 2014 the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover. The note had an annual interest of 1.00%. The maturity date of the note was March 13, 2018. The note was associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er's games with a fair market value of $80,000 per year for three years. The company had accrued $3,800 in interest on the note as of June 30, 2016. On August 31, 2016 the Assignment Agreement was cancelled due to non-performance. All accrued interest was also cancelled, resulting in a gain of $3,800.

We are an active development stage business. In order to implement our business plan, we have completed the following steps to date:

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

     8. We have developed a version of the app which is "skinable" in essence we can create a specific version of our app for an artist or team with the branding of "powered by Shindig.
     9. We completed the user interface in native smart phone format for both iPhones and Android phones
     10.  We are in the final pre-launch testing of the application.
     11. We are in the final stages of integrating partnerships with authentic merchandise providers to ensure available merchandise for live events.
     12. We have built a partnership with vendor for providing the application to NCAA soccer teams and have had initial discussions with Premier League Soccer Clubs in the UK.

PLAN OF OPERATION FOR THE NEXT 12 MONTHS

FOURTH QUARTER Q4 2016

Rollout the mobile live event application Shindig.

Release the application on the Apple Store and Android Store allowing for distribution to the broad consumer audience. This is a major milestone for the company.

Marketing - Implement a social media and broad media marketing program around the launch and announcement of Shindig via Instagram. Snap Chat, Facebook and Twitter. Including news related to key partnership with performers, sports teams, contests and promotions, the objective being to create brand awareness to drive downloads of the application.

FIRST QUARTER Q1 2017

Execute on Software Development of Shindig mobile app version 2.0. Integrate the app within our Website with mirroring features and functionality. Continue to adapt the application to work with multiple shopping carts allowing for multiple vendors and suppliers. Continue to build reporting and uploading capabilities for partners to load merchandise to site.

Continue to sign partners with catalog/legacy merchandise for music and sports. Execute on existing partnerships to roll out the app with specific sports teams and performance artists.

Continue to cultivate and develop relationships with live event partners and tour merchandising organizations in order to have authentic licensed apparel available through our applications.

Track and monitor order flow, fulfillment and error rate as the application continue to move towards volume customer access.

SECOND QUARTER Q2 2017

Execute on partnership with key sports vendor ticket provider to provide application to NCAA Colleges and Universities Soccer clubs including providing a customized "skinned" version of the app for each school/club.

Execute on pilot program focused on our ability to deliver merchandise to the customer directly at their seat. Employ an Artist and Repertoire (A&R) manager of live events to manage the sub-contractors and ensure successful execution of merchandise and ticket fulfillment through the mobile app at the live event venues.

As we become successful in implementing this operational portion of the business plan and we will continue to produce sales from the app and/or website, we intend to hire additional staff to handle increased demands, site monitoring, data entry, and customer support. There may be additional demands placed on the company for website development and a consequent need to broaden the management team. Depending on availability of funds and the opportunities available to the Company, we intend to hire marketing and business development personnel to drive incremental sales and to expand distribution channels.

THIRD QUARTER Q3 2017

Attend events tour with live event partners and tour merchandising organization to maximize execution of delivering merchandise at event or deliver to seat for specific touring band or sports team.

Engage a cross promotional marketing campaign with merchandise partners and their licensed artists to promote the distribution of the app.

Develop the live event community through news, blogs giveaways and promotion.

Execute on philanthropic marketing by incenting the app community to show support for various charitable causes by awarding free tickets merchandise and VIP upgrades to events.

Begin Beta testing of version 2.0 with plans to launch in Q3.

As we become successful in implementing this operational portion of the business plan and we continue to produce sales from the app or website, we intend to hire additional staff to handle increased demands, site monitoring, data entry, and customer support. There may be additional demands placed on the company for website development and a consequent need to broaden the management team. Depending on availability of funds and the opportunities available to us, we may hire marketing personnel to access additional sales and distribution channels.

There is no guarantee that we will be able to obtain a substantial market share in this industry.

LIQUIDITY AND CAPITAL RESOURCES

Our assets at September 30, 2016 were $13,183 which included $11,958 in cash and $1,225 in un-deposited funds. Management estimates our current monthly "burn rate" to be $7,000 and estimate our current cash will last until December 2016, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is not involved in any material litigation and we are unaware of any threatened material litigation. However, the technology industry has been characterized by extensive litigation regarding trademarks, patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for "smaller reporting companies."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55547, at the SEC website at www.sec.gov:

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of November 2016.

                                      Ticket Corp., Registrant


                                      By: /s/ Russell Rheingrover
                                          --------------------------------------
                                          Russell Rheingrover, CEO
                                          Principal Executive Officer


                                      By: /s/ Kristi Ann Nelson
                                          --------------------------------------
                                          Kristi Ann Nelson
                                          CFO, Principal Financial Officer,
                                          and Principal Accounting Officer


/s/ Russell Rheingrover           Principal Executive Officer            November 17, 2016
---------------------------       ---------------------------            -----------------
Russell Rheingrover                             Title                          Date


/s/ Kristi Ann Nelson             Principal Financial Officer            November 17, 2016
---------------------------       ---------------------------            -----------------
Kristi Ann Nelson                               Title                          Date


/s/ Kristi Ann Nelson             Principal Accounting Officer           November 17, 2016
---------------------------       ----------------------------           -----------------
Kristi Ann Nelson                               Title                          Date