Form 10-K
period 2016-12-31
Ticket Corp.
filed 2017-04-17
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2016, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to June 30, 2016, was approximately $3,750,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 17, 2017 the registrant had 48,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

Documents Incorporated By Reference  None

TICKET CORP.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Such forward looking statements appear in Item 1- “Business” and Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•	our ability to manage our business despite operating losses and cash outflows;
•
our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the funding of our clinical trials for product candidates in our development programs;

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business;

The factors discussed herein, including those selected risks described in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” “our company,” “Ticket Corp.” or the “Company” refer to Ticket Corp.

Item 1. Business

General Information

Ticket Corp. was incorporated in the State of Nevada on January 17, 2013.  We have the intention of becoming a leading seller of tickets to concerts, sporting events, theatre and other entertainment events.  Our current target market is the United States.

Our intent is to capture the consumer live event ticket and merchandise market through our mobile software application (app) Shindig. This will allow consumers to purchase tickets and performers merchandise and apparel using their smart phones and tablets such as Android and Apple enabled devices.  The app, when downloaded by the customer will allow them to receive news and information on their favorite team or performer well as general and premium tickets and licensed event and performer merchandise through their smart phones and mobile devices.  Users will be able to peruse and preview seats and merchandise to shows near their current location as well as locations worldwide.

We also provide social media communications that can connect consumer with friends and others who are attending the same event. Users will receive updated information and videos from the performers and teams that they are following.

We also intend to process orders from our customers and track their buying history.  We intend to use our potential customers’ purchasing history to make recommendations for upcoming events based upon their previous purchases.   Our intention is to maintain our potential customers’ purchasing history as private information and not sell or share this information to others.

Our business plan is based in part on our ability to purchase and re-sell tickets and sell licensed merchandise for special events, attractions, and shows / exhibits.  We are currently generating revenue from ticket and merchandise sales through our app. We intend to further develop our business operations to provide real time delivery of merchandise at the show allowing consumers to avoid the merchandise booths and in some cases have the item delivered to their seats.

We are an active company with $372,616 in revenues since inception. The mailing address for the principal executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  The telephone number is (775)352-3936.

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013.  He currently owns 69% of the outstanding common stock of the Company.  (See “Risk Factors”, specifically page 10, to be advised of the risks to other shareholders due to his majority ownership).  Our financial statements from inception (January 17, 2013) through December 31, 2016 report $372,616 in revenues and an accumulated deficit of $241,425.  Our total stockholders’ equity as of December 31, 2016 is $(158,925).  Our independent auditor has issued an audit opinion for Ticket Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our initial offering and are continuing to move forward in the execution of our full business plan.  Our assets at December 31, 2016 were $6,427 which included $4,037 in cash and $2,390 in accounts receivable.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through April 2017, if no additional revenues are realized.

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

There is no current public market for our securities.  As our stock is not yet publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid. We are currently working with a market maker on an application for trading of our common stock on the over the counter bulletin board.  We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

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

Principal products or services and their markets

The entertainment and event sales market has multiple facets.  Ticket Corp. participates in the secondary ticket market which includes the resale of tickets to concerts, sporting events, theatre, and other entertainment events as well as the live merchandise market which provides authentic merchandise related to the live performance. According to the website quora.com the secondary ticket market was a 4.5 Billion dollar market. (There is no guarantee that we will be able to obtain any substantial market share in this industry.)  Since we have a mobile app that has geolocation we are able to find and provide tickets to almost all events in the United States and offer licensed merchandise to a majority of events

We have entered into partnerships with major merchandise providers and currently have over 10,000 articles of merchandise available through our app. We also have entered into partnerships with build on demand organizations that allow us to build and ship to order without having to stock inventory. This also eliminates the issues of out of stock styles and sizes

The Company intends to record when new event tickets will be on sale and utilize our data and industry to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point. We believe this will keep our overhead low by not maintaining a warehouse of tickets, or merchandise.  It also means we will be able to utilize our data and experience to cater to customer’s changing preferences for services, related events, and merchandise.

There is no guarantee that our business plan will succeed.  Also, there is no guarantee our potential customers will utilize our offerings of additional services, related events or merchandise.

Due to our Chief Executive Officer’s experience and relationships in the event marketing industry the Company intends or has already cultivated partnerships and relationships with major providers in the ticketing and merchandise markets regarding purchase and resale of tickets and in conjunction with providing artist merchandise and the other capabilities of our app such as the selling event merchandise before, during or after the event through our Mobile Live Event Application. We have entered into agreements with Control Industry, Liquid Blue, My Locker, Tick City and Ticket Network. We have entered into an agreement with Tick City to be the primary mobile application for their clients which include major NCAA athletics and well as Premier League Soccer. The price and the availability of tickets from primary resellers are determined by market demand for the artist and the event promotion.

We may post tickets we purchase on our app that are being offered by other ticket services such as Stubhub and Ticketmaster. We post these tickets to try to provide every available seat to an event. We charge a processing fee on these sales.

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

We intend to implement the following steps of our business plan:

•
The Company has developed a method for allowing consumers to purchase tickets and merchandise directly to the smartphone. This has been done through software development on existing MAC IOS and Android platforms. The Company continues to develop databases of our customers’ purchasing history to make recommendations for upcoming events, and for use in creating direct marketing strategies.

•	Create contests and promotions on social media websites such as Facebook and Twitter to create ongoing customer loyalty and generate sales.
•	We intend to have our company representatives attend concerts, sporting, theatres and other entertainment events to promote ensure execution of in-event merchandise.
•
We have an active stage website, “ticketcorp.com” (which website is expressly not included or incorporated by reference to this filing) the intent of which is to direct customers to downloading our application Shindig from the Apple and Android stores.

On December 17, 2014, the Company signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note had an annual interest of 1.00%.  The maturity date of the note was March 13, 2018.  The note was associated with an Assignment Agreement between the Company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.  The Company had accrued $3,800 in interest on the note as of June 30, 2016.  On August 31, 2016 the Assignment Agreement was cancelled due to non-performance.  All accrued interest was also cancelled, resulting in a gain of $3,800.

We are an active business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name “WWW.Ticketcorp.com ” (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

6.	We retained a U/I (user interface) engineer to implement a “native” smart phone interface focused on ease of use and efficient fulfillment.
7.	We have created the product name for our app “Shindig”
8.	We have developed a version of the app which is “skinable” in essence we can create a specific version of our app for an artist or team with the branding of “powered by Shindig.
9.	We completed the user interface in native smart phone format for both iPhones and Android phones
10.	We are in the final pre-launch testing of the application.
11.	We are in the final stages of integrating partnerships with authentic merchandise providers to ensure available merchandise for live events.
12.	We have built a partnership with vendor for providing the application to NCAA soccer teams and have had initial discussions with Premier League Soccer Clubs in the UK.

Plan of Operation for the next 12 months

First Quarter Q1 2017

Rollout the mobile live event application Shindig.

Release the application on the Apple Store and Android Store allowing for distribution to the broad consumer audience. This is a major milestone for the Company.

Marketing – Implement a social media and broad media marketing program around the launch and announcement of Shindig via Instagram. Snap Chat, Facebook and Twitter. Including news related to key partnership with performers, sports teams, contests and promotions, the objective being to create brand awareness to drive downloads of the application.

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

Second Quarter Q2 2017

Execute on partnership with key sports vendor ticket provider to provide application to NCAA Colleges and Universities Soccer clubs including providing a customized “skinned” version of the app for each school/club.

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

Fourth Quarter Q4 2017

Begin Beta testing of version 2.0 with plans to launch in Q4.

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

Distribution methods of the products or services

We intend to sell tickets and merchandise online to concerts, sporting events, theatre, and other entertainment events directly to our customers using their smart phones and tablets such as Android and Apple enabled devices.   When our customers arrive at an event venue, the unique barcode on their smart phones and tablets will be verified with the existing scanners already in use at the event venues.  Ticket Corp will be using universal barcodes that work with any scanning device. Venues that have ticket scanning capability accept barcodes on Smart Phones. There does not need to be an agreement with any venue that use the universal barcodes. There are still some older and smaller venues that do not utilize universal barcodes or use scanning devices and still tear tickets.  In those cases, and in cases where hard tickets are needed to enter an event we make arrangements to mail a hard ticket or make that ticket available at will call. Our order processing through Ticket Network significantly reduces the risk of lost tickets and ticket fraud. We deliver related merchandise to our customers which will be shipped directly to the customers by the vendors, by us or picked up at the event.

If we are successful in our business plans and attract customers they may use our website or use our smartphone application to choose the venue, event time and date and purchase their tickets through PayPal or their credit card, Apple Pay and Android Pay.

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

Item 1A. Risk Factors

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Note Regarding Forward Looking Statements.”

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

Our independent registered public accounting firm issued its report in connection with the audit of our financial statements as of December 31, 2016, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2016 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OUR COMMON STOCK MAY BE CONSIDERED A “PENNY STOCK,” AND THEREBY BE SUBJECT TO ADDITIONAL SALE AND TRADING REGULATIONS THAT MAY MAKE IT MORE DIFFICULT TO SELL.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

THERE IS NO PUBLIC MARKET FOR OUR SECURITIES AND AN ACTIVE TRADING MARKET MAY NOT DEVELOP.

We cannot predict the extent to which investor interest will lead to the development of an active trading market on the OTC Bulletin Board or otherwise or how liquid that market might become. An active public market for our Common Stock may not develop or be sustained after the offering. If an active public market does not develop or is not sustained, it may be difficult for our current shareholders to sell their shares of Common Stock at a price that is attractive to them, or at all.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY’S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company’s issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our “restricted securities”, whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a research and development business. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

PUBLIC DISCLOSURE REQUIREMENTS AND COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE POSE CHALLENGES FOR OUR MANAGEMENT TEAM AND RESULT IN ADDITIONAL EXPENSES AND COSTS WHICH MAY REDUCE THE FOCUS OF MANAGEMENT AND THE PROFITABILITY OF OUR COMPANY.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

Item 1B. Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Item 2. Properties

We do not currently own any property.  The mailing address of our executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  We currently operate out of the office of our President, Russell Rheingrover at no charge and consider our current space arrangement adequate and will reassess our needs based upon the future growth of the Company.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock.  Through a market maker we have initiated an application for trading of our common stock on the over the counter bulletin board.  We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

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

As of December 31, 2016, the Company had 48,000,000 shares of common stock issued and outstanding, held by fifty one (51) shareholders of record.

Rule 144 Shares

None of our common stock is currently available for resale to the public under Rule 144. In general, under Rule 144 as currently in effect for over the-counter-stocks, including those quoted on the OTC Bulletin Board and the OTC Markets Pink Sheets, an affiliate of the Company who has beneficially owned shares of a Company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed one percent of the number of shares of the Company’s common stock then outstanding.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the Company.

Under Rule 144(k), a person who is not one of the Company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

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

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2015 or 2016.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of December 31, 2016 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the period from inception (January 17, 2013) to December 31, 2016

We have generated $372,616 in revenues since our inception on January 17, 2013.  Our cost of goods sold was $246,211 resulting in a gross profit of $126,405.  During the period from inception to December 31, 2016, our operating expenses were comprised of general and administrative expenses of $371,630.

Results of Operations for the years ended December 31, 2016 and December 31, 2015

We generated $89,463 and $169,653 in revenues for the years ended December 31, 2016 and 2015, respectively.  Our cost of goods sold was $62,143 and $124,103, resulting in a gross profit of $27,319 and $45,550, respectively.  The difference in revenue was based upon market sales and the amount of tickets and price we were able to sell them for.  The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold.  We incurred operating expenses of $126,435 and $125,069 for the years ended December 31, 2016 and 2015, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the years ended December 31, 2016 and 2015 we recorded a gain of $3,800 (2016) from the cancellation of debt associated with Ticket Assignment Agreement.  The $3,800 was the accrued interest on the note and interest expense of $12,470 and $2,400, respectively.  The increase in interest was due to the additional convertible notes from cash loaned to our company by the director.

As of December 31, 2016, $156,370 is owed to Russell Rheingrover, our Chief Executive Officer.  $100 of the funds were loaned by him to by our company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $11,270.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of December 31, 2016, our company had $2,390 in Accounts Receivable, $8,983 in Accounts Payable and $11,270 in accrued interest expense.

We received the initial equity funding of $33,000 from our sole officer, Russell Rheingrover, who purchased 33,000,000 shares of our common stock at $0.001 per share.

Our Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014, our company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

We had 48,000,000 shares of common stock issued and outstanding as of December 31, 2016.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2016.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2016

Cash	$4,037
Total assets	$6,427
Total liabilities	$165,352
Stockholder’s equity	$(158,925)

We are actively working to continue the advancement of our business plan.

Our company has completed the following steps to date:

1.	Purchased our domain name WWW.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

6.	We retained a U/I (user interface) engineer to implement a “native” smart phone interface focused on ease of use and efficient fulfillment.
7.	We have created the product name for our app “Shindig”

8.	We have developed a version of the app which is “skinable” in essence we can create a specific version of our app for an artist or team with the branding of “powered by Shindig.
9.	We completed the user interface in native smart phone format for both iPhones and Android phones
10.	We are in the final pre-launch testing of the application.
11.	We are in the final stages of integrating partnerships with authentic merchandise providers to ensure available merchandise for live events.
12.	We have built a partnership with vendor for providing the application to NCAA soccer teams and have had initial discussions with Premier League Soccer Clubs in the UK.

Liquidity and Capital Resources

Our assets at December 31, 2016 were $6,427 which included $4,037 in cash and $2,390 in accounts receivable.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through April 2017, if no additional revenues are realized.

Plan of Operation

First Quarter Q1 2017

Rollout the mobile live event application Shindig.

Release the application on the Apple Store and Android Store allowing for distribution to the broad consumer audience. This is a major milestone for our company.

Marketing – Implement a social media and broad media marketing program around the launch and announcement of Shindig via Instagram. Snap Chat, Facebook and Twitter. Including news related to key partnership with performers, sports teams, contests and promotions, the objective being to create brand awareness to drive downloads of the application.

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

Second Quarter Q2 2017

Execute on partnership with key sports vendor ticket provider to provide application to NCAA Colleges and Universities Soccer clubs including providing a customized “skinned” version of the app for each school/club.

Execute on pilot program focused on our ability to deliver merchandise to the customer directly at their seat. Employ an Artist and Repertoire (A&R) manager of live events to manage the sub-contractors and ensure successful execution of merchandise and ticket fulfillment through the mobile app at the live event venues.

As we become successful in implementing this operational portion of the business plan and we will continue to produce sales from the app and/or website, we intend to hire additional staff to handle increased demands, site monitoring, data entry, and customer support.  There may be additional demands placed on our company for website development and a consequent need to broaden the management team.  Depending on availability of funds and the opportunities available to our company, we intend to hire marketing and business development personnel to drive incremental sales and to expand distribution channels.

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

Fourth Quarter Q4 2017

Begin Beta testing of version 2.0 with plans to launch in Q4.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis.  We had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2016.  This condition raises substantial doubt about our ability to continue as a going concern.  We currently in the development stage and has minimal expenses; management believes that our  current cash of $4,037 plus accounts receivable of $2,390 is not sufficient to cover the expenses they will incur during the next twelve months. Additional revenues and possibly loans from our director will be required for our company to remain in business.

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

Significant Accounting Policies

Basis of Accounting

The accompanying audited financial statements of Ticket Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Basic Loss per Share

ASC No. 260, “Earnings per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in our company.

Cash Equivalents

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Revenue

The Company records revenue when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Reclassification

On December 17, 2014, we signed a Promissory Note in the amount of $240,000 with Russell Rheingrover.  The note had an annual interest of 1.00%.  The maturity date of the note was March 13, 2018.  The note was associated with an Assignment Agreement between our company and Mr. Rheingrover wherein Mr. Rheingrover assigned all of his rights to the Stadium Builders License Agreement with the Santa Clara Stadium Authority to purchase and resell tickets to San Francisco 49er’s games with a fair market value of $80,000 per year for three years.  We had accrued $3,800 in interest on the note as of June 30, 2016.  On August 31, 2016 the Assignment Agreement was cancelled due to non-performance.  All accrued interest was also cancelled, resulting in a gain of $3,800.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements

Our Financial Statements begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	52	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	49	Treasurer, CFO and Director

The persons named above are the only promoters of Ticket Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.  Mr. Rheingrover has served in his positions from inception (January 17, 2013) until present and Ms. Nelson has served as Director since inception and as Treasurer & Chief financial (Accounting) Officer since February 1, 2013.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Russell Rheingrover,	2016	0	0	0	0	0	0	0	0
CEO, Director	2015	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2016	0	0	0	0	0	0	0	0
CFO, Director	2015	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Rheingrover Russell	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

Grants of Plan-Based Awards

There were no grants of plan based awards.

Outstanding Stock Awards at Year End

There were no stock awards

Option Exercises and Stock Vested

There were no options exercised or stock vested by our named officers.

Non Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Employment Agreements

As of this time, there are no employment agreements with any named executive officer.

On January 31, 2013, a total of 33,000,000 shares of common stock were issued to Russell Rheingrover in exchange for cash in the amount of $33,000 or $0.001 per share.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

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

DESCRIPTION OF SECURITIES

The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement. We currently have 100,000,000 shares of common stock,0.001 par value authorized.

COMMON STOCK

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors, in its discretion, from funds legally available. Upon the Company’s liquidation, dissolution or winding up, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, fully paid and not liable to further calls or assessment by the Company.

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

As of December 31, 2016, $156,370 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $11,270.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2016 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $1,529 due to Jiffy Tickets as of December 31, 2016.

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $9,700 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2016.

The total fees charged to the Company for audit services, including quarterly reviews, were $14,600 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2015.

PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit
Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1	Sec. 906 Certification of CEO
32.2	Sec. 906 Certification of CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (File Number 000-55547.) filed March 26, 2013

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2017.

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

/s/ Russell Rheingrover
Russell Rheingrover	Principal Executive Officer & Director	April 17, 2017
	Title	Date

/s/ Kristi Ann Nelson
Kristi Ann Nelson	Principal Financial Officer & Director	April 17, 2017

802 N Washington
Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ticket Corp.

We have audited the accompanying balance sheet of Ticket Corp. as of December 31, 2016, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016. Ticket Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticket Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates ll, PLLC

Fruci & Associates ll, PLLC
Spokane, WA
April 17, 2017

GEORGE STEWART, CPA
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ticket Corp.

I have audited the accompanying balance sheets of Ticket Corp. as of December 31, 2015, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2015. Ticket Corporation’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ticket Corp., as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ George Stewart

Seattle, Washington
March 28, 2016

TICKET CORP.
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$4,037	$12,609
Accounts Receivable	2,390	1,866
Ticket Assignment Agreement	-	240,000
Total Current Assets	6,427	254,475

TOTAL ASSETS	$6,427	$254,475

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$8,983	$2,915
Interest Payable	11,270	2,600
Due to Related Party	145,100	60,100
Total Current Liabilities	165,353	65,615

Long Term Liabilities:
Note Payable - Shareholder	-	240,000
Total Long Term Liabilities	-	240,000

TOTAL LIABILITIES	165,353	305,615

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(241,426)	(133,640)
Total Stockholders' Equity	(158,926)	(51,140)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,427	$254,475

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

REVENUES	$89,463	$169,653

TOTAL REVENUES	89,463	169,653

COST OF GOODS SOLD
Merchant Account Fees	1,626	-
Purchases - Resale Tickets	60,518	124,103

TOTAL COST OF GOODS SOLD	62,144	124,103

GROSS PROFIT	27,319	45,550

Operating Expenses:
General and administrative	3,930	2,594
Professional Fees	122,506	122,475
Total Expenses	126,435	125,069

Net loss from operations	(99,116)	(79,519)

Other Income/Expense
Gain on Cancellation of Debt	3,800	-
Interest Expense	(12,470)	(2,400)
Total Other Income/Expense	(8,670)	(2,400)

Provision for taxes	-	-

Net Income (loss)	$(107,786)	$(81,919)

Net loss per share:
Basic and diluted	$(0.002)	$(0.002)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2014	48,000,000	$48,000	$34,500	$(51,721)	$30,779

Net loss	-	-	-	(81,919)	(81,919)
Balance, December 31, 2015	48,000,000	$48,000	$34,500	$(133,640)	$(51,140)

Net loss	-	-	-	(107,786)	(107,786)
Balance, December 31, 2016	48,000,000	$48,000	$34,500	$(241,426)	$(158,926)

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Operating activities:
Net loss	$(107,786)	$(81,919)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	(1,330)	9,134
Accounts Payable	6,874	(7,583)
Interest Payable	12,470	2,400
Gain on Cancellation of Debt	(3,800)	-

Net cash used by operating activities	(93,572)	(77,968)

Financing activities:
Note Payable - Rheingrover	85,000	60,000

Net cash provided by financing activities	85,000	60,000

Net decrease in cash	(8,572)	(17,968)

Cash, beginning of period	12,609	30,577

Cash, end of period	$4,037	$12,609

Supplemental disclosure of cash flow information:
Ticket Assignment Agreement	240,000	-
Note Payable - Shareholder	(240,000)	-

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
December 31, 2016
(Audited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Ticket Corp. (the Company) was incorporated under the laws of the State of Nevada on January 17, 2013.  The Company was formed to become a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

The Company is in an active and operational stage.  Its activities to date include but is not limited to capital formation, organization, application development, beta testing and launch as well as developing relationships with key product merchandisers and have populated the mobile app with available tickets and authentic merchandise to most major live events. The company is in the early stages of collecting revenue but is selling tickets and merchandise on its mobile application.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements of Ticket Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Ticket Corp.
Notes to Financial Statements
December 31, 2016
(Audited)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue

The Company records revenue when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Reclassification

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

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

Ticket Corp.
Notes to Financial Statements
December 31, 2016
(Audited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through December 31, 2016 and a deficit of $241,425, or $0.005 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $4,037, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2016, $156,370 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $11,270.

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

Ticket Corp.
Notes to Financial Statements
December 31, 2016
(Audited)

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2016 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $1,529 due to Jiffy Tickets as of December 31, 2016.

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

As of December 31, 2016 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2016:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8.  SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2016 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.