Form 10-Q
period 2017-03-31
Ticket Corp.
filed 2017-05-15
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission file number 000-55547

TICKET CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

1135 Terminal Way, Suite 209
Reno, NV  89502
e-mail: info@ticketcorp.com
 (Address of principal executive offices, including zip code.)

Telephone (775) 352-3936  Fax (775) 201-8190
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of May 12, 2017.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

TICKET CORP.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$15,484	$4,037
Accounts Receivable	-	2,390

Total Current Assets	15,484	6,427

TOTAL ASSETS	$15,484	$6,427

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$7,562	$8,983
Interest Payable	15,536	11,270
Due to Related Party	175,100	145,100
Total Current Liabilities	198,198	165,353

TOTAL LIABILITIES	198,198	165,353

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(265,213)	(241,426)
Total Stockholders' Equity	(182,713)	(158,926)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,484	$6,427

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUES	$9,371	$24,849

TOTAL REVENUES	9,371	24,849

COST OF GOODS SOLD
Merchant Account Fees	733	601
Purchases - Resale Tickets	6,874	16,031

TOTAL COST OF GOODS SOLD	7,607	16,632

GROSS PROFIT	1,764	8,217

Operating Expenses:
General and administrative	760	422
Professional Fees	20,526	20,140
Total Expenses	21,286	20,562

Net loss from operations	(19,522)	(12,344)

Other Income/Expense
Gain on Cancellation of Debt	-	-
Interest Expense	(4,266)	(600)
Total Other Income/Expense	(4,266)	(600)

Provision for taxes	-	-

Net Income (loss)	$(23,788)	$(12,944)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Operating activities:
Net loss	$(23,788)	$(12,944)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	2,390	(9,790)
Accounts Payable	(1,421)	15,425
Interest Payable	4,266	600
Net cash used in operating activities	(18,553)	(6,709)

Financing activities:
Note Payable - Rheingrover	30,000	-
Net cash provided by financing activities	30,000	-

Net increase/(decrease) in cash	11,447	(6,709)

Cash, beginning of period	4,037	12,609

Cash, end of period	$15,484	$5,900

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
March 31, 2017
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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim financial statements of Ticket Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

On November 1, 2014 the Board of Directors changed the year end of the Company from January 31 to December 31.

Unless the context otherwise requires, all references to “Ticket,” “we,” “us,” “our” or the “company” are to Ticket Corp.

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
Notes to Financial Statements
March 31, 2017
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

Ticket Corp.
Notes to Financial Statements
March 31, 2017
(Unaudited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through March 31, 2017 and a deficit of $265,213, or $0.005 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $15,484, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2017, $190,636 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $15,536.

Ticket Corp.
Notes to Financial Statements
March 31, 2017
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

$30,000 of the funds are the result of a 10% Convertible Note issued on January 6, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by January 6, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended March 31, 2017 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $6,028 due to Jiffy Tickets as of March 31, 2017.

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

As of March 31, 2017 the Company had 48,000,000 shares of common stock issued and outstanding.

Ticket Corp.
Notes to Financial Statements
March 31, 2017
(Unaudited)

NOTE 7.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2017:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8.  SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2017 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Ticket” refer to Ticket Corp.

Results of Operations

Three Months Ended March 31, 2017 and 2016

We generated $9,371 and $24,849 in revenues for the three months ending March 31, 2017 and 2016, respectively.  Our cost of goods sold was $7,607 and $16,632 for the three months ending March 31, 2017 and 2016, respectively, resulting in a gross profit of $1,764 and $8,217 for the three months ending March 31, 2017 and 2016, respectively.    The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold.  We incurred operating expenses of $21,286 and $20,562 for the three months ended March 31, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $4,266 and $600 for the three months ended March 31, 2017 and 2016, respectively, resulting in net losses of $23,788 and $12,944.

We received the initial equity funding of $33,000 from our sole officer, Russell Rheingrover, who purchased 33,000,000 shares of our common stock at $0.001 per share.

Our Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014, we sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

As of March 31, 2017, $190,636 is owed to Russell Rheingrover, CEO.  The following is a breakdown of the funds he has provided to our company:

a.	$100 of the funds were loaned by him to our company to open the bank account and is non-interest bearing with no specific repayment terms.
b.	$15,536 of the funds are interest payable to him with no specific repayment terms.
c.
$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 3, 2016, the terms of the Note were extended to September 2, 2017.

d.
$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share.  On October 5, 2016, the terms of the Note were extended to October 4, 2017.

e.
$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share.

f.
$20,000 of the funds are the result of a 10% Convertible Note issued on September 8, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 8, 2017 or is convertible at the conversion price of $0.15 per common stock share.

g.
$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

h.
$30,000 of the funds are the result of a 10% Convertible Note issued on January 6, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by January 6, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of March 31, 2017, our company had no accounts receivable and $7,562 in accounts payable.

The following table provides selected financial data about our company for the period ended March 31, 2017.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	3/31/2017

Cash	$15,484
Total assets	$15,484
Total liabilities	$198,198
Stockholder’s equity	$(182,713)

We are actively working to advance our business plan. We have generated $381,987 in revenue since inception (January 17, 2013) through March 31, 2017.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name WWW.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Plan of Operation

First Quarter Q1 2017

Completed rollout the mobile live event application Shindig.

Released the application on the Apple Store and Android Store and Google Play allowing for distribution to the broad consumer audience. This is a major milestone for the Company.

Marketing – Implemented a social media marketing program on the launch and announcement of Shindig. via Instagram.

Technology -  Began Software Development of the next release of Shindig mobile app version 2.0. Continued to adapt the application to work with multiple shopping carts allowing for multiple vendors and suppliers. Continued to build reporting and uploading capabilities for partners to load merchandise to site.

Business Development - Executed key partnerships with major authorized licensed merchandise providers including Liquid Blue, Rockabilia, Get Down Art and Control Industries resulting in the Ticket Corp mobile app Shindig now having over 10,000 pieces of licensed merchandise available for sale and delivery.

Proposed Objectives for Second Quarter Q2 2017

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

Execute an exclusive partnership with a major live music act to provide custom ticket and merchandise packages in conjunction with the artists.

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

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives for Third Quarter Q3 2017

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

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives for Fourth Quarter Q4 2017

Begin Beta testing of version 2.0 with plans to launch in Q4.

No assurances can be provided that we will achieve our objectives for this quarter.

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

Public Market for Common Stock

There is presently no public market for our common stock.  In 2016 and into this quarter, through a market maker, we initiated an application to FINRA for trading of our common stock on the OTC Markets.  Our market maker recently abandoned the application and we must contact another authorized market maker to continue the sponsorship of our securities on the OTC Markets. Only authorized market makers can apply to quote securities on the OTC Markets. There is no guarantee, however, that our stock will become quoted on the OTC Markets. If our common stock becomes quoted on the OTC Markets and a market for the stock develops, the actual price of stock will be determined by prevailing market prices at the time of sale. We can provide no assurance that our shares will be traded on the OTC Markets, or if traded, that a public market will materialize.

Liquidity and Capital Resources

Our assets at March 31, 2017 were $15,484 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last until June 2017, if no additional revenues are realized.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2017.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer