Form 10-Q
period 2017-06-30
Ticket Corp.
filed 2017-08-11
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of August 9, 2017.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

TICKET CORP.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,638	$4,037
Accounts Receivable	-	2,390
Total Current Assets	1,638	6,427

TOTAL ASSETS	$1,638	$6,427

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$9,394	$8,983
Interest Payable	19,801	11,270
Due to Related Party	175,100	145,100
Total Current Liabilities	204,295	165,353

TOTAL LIABILITIES	204,295	165,353

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(285,157)	(241,426)
Total Stockholders' Equity	(202,657)	(158,926)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,638	$6,427

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES	$2,315	$20,141	$11,686	$44,990

TOTAL REVENUES	2,315	20,141	11,686	44,990

COST OF GOODS SOLD
Merchant Account Fees	266	386	999	987
Purchases - Resale Tickets	1,675	18,125	8,549	32,880
TOTAL COST OF GOODS SOLD	1,941	18,511	9,548	33,867

GROSS PROFIT	374	1,630	2,138	11,123

Operating Expenses:
General and administrative	1,927	347	2,687	769
Professional Fees	14,125	41,821	34,651	61,961
Total Expenses	16,052	42,168	37,338	62,730

Net loss from operations	(15,678)	(40,538)	(35,200)	(51,607)

Other Income/Expense
Gain on Cancellation of Debt	-	-	-	-
Interest Expense	(4,266)	(600)	(8,531)	(1,200)
Total Other Income/Expense	(4,266)	(600)	(8,531)	(1,200)

Provision for taxes	-	-	-	-

Net Income (loss)	$(19,944)	$(41,138)	$(43,731)	$(52,807)

Net loss per share:
Basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Operating activities:
Net loss	$(43,731)	$(52,807)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	2,390	(4,190)
Accounts Payable	410	11,059
Interest Payable	8,532	1,200
Net cash used in operating activities	(32,399)	(44,738)

Financing activities:
Note Payable - Rheingrover	30,000	35,000
Net cash provided by financing activities	30,000	35,000

Net increase/(decrease) in cash	(2,399)	(9,738)

Cash, beginning of period	4,037	12,609

Cash, end of period	$1,638	$2,871

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
June 30, 2017
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
June 30, 2017
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

Ticket Corp.
Notes to Financial Statements
June 30, 2017
(Unaudited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through June 30, 2017 and a deficit of $285,157, or $0.006 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $1,638, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Though revenues have decreased during the six months ended June 30, 2017 compared to the same period ended June 30, 2016, Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

These statements do not include any adjustments relating to the recoverability of assets and classification of liabilities, or any other adjustments that might be result of the outcome of this uncertainty.

Ticket Corp.
Notes to Financial Statements
June 30, 2017
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2017, $194,901 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $19,801.

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

$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share. On April 30, 2017, the terms of the Note were extended to April 30, 2018.  The conversion price was considered by management to be a fair price.

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

Ticket Corp.
Notes to Financial Statements
June 30, 2017
(Unaudited)

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2016 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $6,028 due to Jiffy Tickets as of June 30, 2017.

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

As of June 30, 2017 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2017:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2017 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

We generated $2,315 and $20,141 in revenues for the three months ending June 30, 2017 and 2016, respectively.  Our cost of goods sold was $1,941 and $18,511 for the three months ending June 30, 2017 and 2016, respectively, resulting in a gross profit of $374 and $1,630 for the three months ending June 30, 2017 and 2016, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $16,052 and $42,168 for the three months ended June 30, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $4,266 and $600 for the three months ended June 30, 2017 and 2016, respectively, resulting in net losses of $19,944 and $41,138

Six Months Ended June 30, 2017 and 2016

We generated $11,686 and $44,990 in revenues for the six months ending June 30, 2017 and 2016, respectively.  Our cost of goods sold was $9,548 and $32,880 for the six months ending June 30, 2017 and 2016, respectively, resulting in a gross profit of $2,138 and $11,123 for the sixmonths ending June 30, 2017 and 2016, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $37,338 and $62,730 for the sixmonths ended June 30, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $8,531 and $1,200 for the six months ended June 30, 2017 and 2016, respectively, resulting in net losses of $43,732 and $52,807.

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

As of June 30, 2017, $194,901 is owed to Russell Rheingrover, CEO.  The following is a breakdown of the funds he has provided to our company:

a.	$100 of the funds were loaned by him to our company to open the bank account and is non-interest bearing with no specific repayment terms.
b.	$19,801 of the funds are interest payable to him with no specific repayment terms.
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

As of June 30, 2017, our company had no accounts receivable and $9,394 in accounts payable.

The following table provides selected financial data about our company for the period ended June 30, 2017.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	6/30/2017

Cash	$1,638
Total assets	$1,638
Total liabilities	$204,295
Stockholder’s equity	$(202,657)

We are actively working to advance our business plan. We have generated $384,302 in revenue since inception (January 17, 2013) through June 30, 2017.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name www.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Second Quarter Q2 2017

Signed on a tour/artist that will be using Shindig for purchasing and delivery.

Executed an exclusive partnership with a major live music act to provide custom ticket and merchandise packages in conjunction with the artists.

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

Proposed Objectives for Fourth Quarter Q4 2017

Begin Beta testing of version 2.0 with plans to launch in Q4. Including new abilities such as direct messaging and chat functionality.

Execute on pilot program focused on our ability to deliver merchandise to the customer directly at event. Employ an Artist and Repertoire (A&R) manager of live events to manage the sub-contractors and ensure successful execution of merchandise and ticket fulfillment through the mobile app at the live event venues.
Attend events tour with live event partners and tour merchandising organization to maximize execution of delivering merchandise at event or deliver to seat for specific touring band or sports team.

Continue signing additional acts/teams to use Shindig as a purchasing and delivery system.

No assurances can be provided that we will achieve our objectives for this quarter.

First Quarter Q1 2018

Assemble partners to be able to offer full line of support for merchandising from artwork to in event distribution for smaller/up and coming acts/teams

Begin testing Shindig for added functionality for Q1 release.

Sign additional partners for app distribution.

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

Liquidity and Capital Resources

Our assets at June 30, 2017 were $1,638 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last through August 2017, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2017.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer