Form 10-Q
period 2017-09-30
Ticket Corp.
filed 2017-11-14
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of November 13, 2017.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

TICKET CORP.
BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,555	$4,037
Accounts Receivable	-	2,390
Total Current Assets	3,555	6,427

TOTAL ASSETS	$3,555	$6,427

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$7,162	$8,983
Interest Payable	24,067	11,270
Due to Related Party	185,100	145,100
Total Current Liabilities	216,329	165,353

TOTAL LIABILITIES	216,329	165,353

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(295,273)	(241,426)
Total Stockholders' Equity	(212,773)	(158,926)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,555	$6,427

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$169	$27,503	$11,855	$72,493

TOTAL REVENUES	169	27,503	11,855	72,493

COST OF GOODS SOLD
Merchant Account Fees	150	422	1,149	1,409
Purchases - Resale Tickets	-	17,895	8,549	50,775

TOTAL COST OF GOODS SOLD	150	18,317	9,698	52,184

GROSS PROFIT	18	9,186	2,157	20,309

Operating Expenses:
General and administrative	2,264	851	4,952	1,620
Professional Fees	3,605	18,035	38,256	79,996
Total Expenses	5,869	18,886	43,208	81,615

Net loss from operations	(5,851)	(9,700)	(41,051)	(61,307)

Other Income/Expense:
Gain on Cancellation of Debt	-	3,800	-	3,800
Interest Expense	(4,266)	-	(12,797)	(1,200)
Total Other Income/Expense	(4,266)	3,800	(12,797)	2,600

Provision for taxes	-	-	-	-

Net Income (loss)	$(10,116)	$(5,900)	$(53,848)	$(58,707)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating activities:
Net loss	$(53,848)	$(58,707)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	2,390	1,060
Accounts Payable	(1,821)	5,820
Interest Payable	12,797	(2,600)
Net cash used in operating activities	(40,482)	(54,427)

Financing activities:
Note Payable - Rheingrover	40,000	55,000
Net cash provided by financing activities	40,000	55,000

Net increase/(decrease) in cash	(482)	573

Cash, beginning of period	4,037	12,609

Cash, end of period	$3,555	$13,183

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
September 30, 2017
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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,150,000.

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
September 30, 2017
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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through September 30, 2017 and a deficit of $295,273, or $0.006 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $3,555, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a

Ticket Corp.
Notes to Financial Statements
September 30, 2017
(Unaudited)

limited operations scenario.  Though revenues have decreased during the nine months ended September 30, 2017 compared to the same period ended September 30, 2016, Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

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

As of September 30, 2017, $209,167 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $24,067.

$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 8, 2017, the terms of the Note were extended to September 7, 2018.  The conversion price was considered by management to be a fair price.

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
September 30, 2017
(Unaudited)

$30,000 of the funds are the result of a 10% Convertible Note issued on January 6, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by January 6, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

$10,000 of the funds are the result of a 10% Convertible Note issued on July 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by July 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2016 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $6,028 due to Jiffy Tickets as of September 30, 2017.

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

As of September 30, 2017, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2017:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2017 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

We generated $169 and $27,503 in revenues for the three months ending September 30, 2017 and 2016, respectively.  Our cost of goods sold was $150 and $18,317 for the three months ending September 30, 2017 and 2016, respectively, resulting in a gross profit of $18 and $9,186 for the three months ending September 30, 2017 and 2016, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $5,869 and $18,886 for the three months ended September 30, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $4,266 and $0 for the three months ended September 30, 2017 and 2016, respectively, and for the three months ended September 30, 2016 had a gain on cancellation of debt of $3,800, resulting in net losses of $10,116 and $5,900.

Nine Months Ended September 30, 2017 and 2016

We generated $11,855 and $72,493 in revenues for the nine months ending September 30, 2017 and 2016, respectively.  Our cost of goods sold was $9,698 and $52,184 for the nine months ending September 30, 2017 and 2016, respectively, resulting in a gross profit of $2,157 and $20,309 for the nine months ending September 30, 2017 and 2016, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $43,208 and $81,615 for the nine months ended September 30, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $12,797and $1,200 for the nine months ended September 30, 2017 and 2016, respectively, and for the three months ended September 30, 2016 had a gain on cancellation of debt of $3,800, resulting in net losses of $53,848 and $58,707.

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

As of September 30, 2017, $209,167 is owed to Russell Rheingrover, CEO.  The following is a breakdown of the funds he has provided to our company:

a.	$100 of the funds were loaned by him to our company to open the bank account and is non-interest bearing with no specific repayment terms.
b.	$24,067 of the funds are interest payable to him with no specific repayment terms.
c.
$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 8, 2017, the terms of the Note were extended to September 7, 2018.  The conversion price was considered by management to be a fair price.

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

i.
$10,000 of the funds are the result of a 10% Convertible Note issued on July 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by July 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of September 30, 2017, our company had no accounts receivable and $7,162 in accounts payable.

The following table provides selected financial data about our company for the period ended September 30, 2017.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	9/30/2017

Cash	$3,555
Total assets	$3,555
Total liabilities	$216,329
Stockholder’s equity	$(212,773)

We are actively working to advance our business plan. We have generated $384,471 in revenue since inception (January 17, 2013) through September 30, 2017.

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

Third Quarter Q3 2017

Attended first live event with Ticket Corp live event partner the Damian Marley tour with successful merchandise sales from the Shindig app with both at home delivery and at event pick up of purchased merchandise.

Developed the live event community through news, blogs giveaways and promotion with targeted advertising.

-	Shindig app development accomplishments
-	Updated and enhanced admin functionality
-	Simplified Category assignment and modification processes
-	API2Cart implementation for vendor inventory management
-	Enhanced reporting functionality
-	Designed new geolocation functionality
-	shows events by distance AND popularity. As popularity is based on ticket sales data the new feed updates with daily ticket sales trends (on a weekly rolling window)
-	to roll out Q4 2017.

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

Liquidity and Capital Resources

Our assets at September 30, 2017 were $3,555 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last through November  2017, if no additional revenues are realized.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55547, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer**
31.2	Sec. 302 Certification of Principal Financial Officer**
32.1	Sec. 906 Certification of Principal Executive Officer**
32.2	Sec. 906 Certification of Principal Financial Officer**
101	Interactive data files pursuant to Rule 405 of Regulation S-T**

*	Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (File Number 000-55547.) filed March 26, 2013

**	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2017.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer