Form 10-K
period 2017-12-31
Ticket Corp.
filed 2018-04-10
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2017, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to June 30, 2017, was approximately $3,750,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2018, the registrant had 48,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

We are an active company with $384,823 in revenues since inception. The mailing address for the principal executive offices is 1135 Terminal Way, Suite 209, Reno, NV  89502.  The telephone number is (775)352-3936.

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013.  He currently owns 69% of the outstanding common stock of the Company.  (See “Risk Factors”, specifically page 10, to be advised of the risks to other shareholders due to his majority ownership).  Our financial statements from inception (January 17, 2013) through December 31, 2017 report $384,823 in revenues and an accumulated deficit of $373,753.  Our total stockholders’ equity as of December 31, 2017 is $(294,254).  Our independent auditor has issued an audit opinion for Ticket Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our initial offering and are continuing to move forward in the execution of our full business plan.  Our assets at December 31, 2017 were $3,824 in cash.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through mid-April 2018, if no additional revenues are realized.

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

Description of Business

Executive Summary

Ticket Corp. is an active company with a plan to make the purchasing and distribution of event tickets and merchandise in the secondary market, easier, more accessible, and cost-effective for sellers and buyers of tickets.  Ticket Corp. was incorporated in Nevada on January 17, 2013.  At that time Russell Rheingrover was appointed CEO, President, Secretary, CFO, Treasurer and Director.   The Board voted to seek capital and begin development of our business plan.  We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover who purchased 33,000,000 shares of our Common Stock at $0.001 per share on January 31, 2013.  Kristi Ann Nelson was named to the Board of Directors and elected as current Treasurer and C.F.O. on February 1, 2013. The Company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the Company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

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

Accomplished during the Fiscal Year Ended December 31, 2017:

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

Shindig app development accomplishments

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

Fourth Quarter Q4 2017

Began Beta testing of version 2.0

Continued to execute on our pilot program focused on our ability to deliver merchandise purchased at an event with delivery to home or pick up in event with additional tour dates for Damian Marley.

Continued to deliver the Shindig application to the U.S. market with an partnership with performing artist Cypress Hill for Q4 2017 event dates

Plan of Operation

Proposed Objectives 2018

Assemble partners to be able to offer full line of support for merchandising from artwork to in event distribution for smaller/up and coming acts/teams

Finalize testing of Shindig 2.0 for added functionality for Q1 2018 release.

Attend events to sign additional partnerships with major authorized licensed merchandise providers

Develop partners for app distribution.

No assurances can be provided that we will achieve our objectives for this year.

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

Our independent registered public accounting firm issued its report in connection with the audit of our financial statements as of December 31, 2017, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2017 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2017, the Company had 48,000,000 shares of common stock issued and outstanding, held by fifty one (51) shareholders of record.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2017 or 2016.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the years ended December 31, 2017 and December 31, 2016

We generated $12,208 and $89,463 in revenues for the years ended December 31, 2017 and 2016, respectively.  Our cost of goods sold was $10,204 and $62,144, resulting in a gross profit of $2,004 and $27,319, respectively.  The difference in revenue was based upon market sales and the amount of tickets and price we were able to sell them for.  The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold.  We incurred operating expenses of $117,269 and $126,436 for the years ended December 31, 2017 and 2016, respectively.  These expenses consisted of general operating expenses, including professional fees and research and development costs, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the year ended December 31, 2016 we recorded a gain of $3,800 from the cancellation of debt associated with Ticket Assignment Agreement.  For the years ended December 31, 2017 and 2016 we recorded $17,063 and $12,470 in interest expense.  The increase in interest was due to the additional convertible notes from cash loaned to our company by the director.

As of December 31, 2017, $218,433 is owed to Russell Rheingrover, our Chief Executive Officer.  $100 of the funds were loaned by him to by our company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $28,333.

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

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2017 the terms of the Note were extended to October 4, 2018.  The conversion price was considered by management to be a fair price.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2017, the terms of the Note were extended to October 26, 2018. The conversion price was considered by management to be a fair price.

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of December 31, 2017, our company had $76,645 in Accounts Payable and $28,333 in accrued interest expense.

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

We had 48,000,000 shares of common stock issued and outstanding as of December 31, 2017.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2017.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2017

Cash	$3,824
Total assets	$3,824
Total liabilities	$295,078
Stockholder’s equity	$(291,253)

We are actively working to continue the advancement of our business plan.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name WWW.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.

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

Accomplished during the Fiscal Year Ended December 31, 2017:

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

Shindig app development accomplishments

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

Fourth Quarter Q4 2017

Began Beta testing of version 2.0

Continued to execute on our pilot program focused on our ability to deliver merchandise purchased at an event with delivery to home or pick up in event with additional tour dates for Damian Marley.
Continued to deliver the Shindig application to the U.S. market with an partnership with performing artist Cypress Hill for Q4 2017 event dates

Liquidity and Capital Resources

Our assets at December 31, 2017 were $3,824 in cash.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through mid-April 2018, if no additional revenues are realized.

Plan of Operation

Proposed Objectives 2018

Assemble partners to be able to offer full line of support for merchandising from artwork to in event distribution for smaller/up and coming acts/teams

Finalize testing of Shindig 2.0 for added functionality for Q1 2018 release.

Attend events to sign additional partnerships with major authorized licensed merchandise providers

Develop partners for app distribution.

No assurances can be provided that we will achieve our objectives for this year.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis.  We had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2017.  This condition raises substantial doubt about our ability to continue as a going concern.  We currently in the development stage and has minimal expenses; management believes that our  current cash of $3,824 is not sufficient to cover the expenses they will incur during the next twelve months. Additional revenues and possibly loans from our director will be required for our company to remain in business.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	53	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	50	Treasurer, CFO and Director

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Russell Rheingrover,	2017	0	0	0	0	0	0	0	0
CEO, Director	2016	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2017	0	0	0	0	0	0	0	0
CFO, Director	2016	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Rheingrover Russell	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

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

As of December 31, 2017, $218,433 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $28,333.

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

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2017 the terms of the Note were extended to October 4, 2018.  The conversion price was considered by management to be a fair price.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2017, the terms of the Note were extended to October 26, 2018. The conversion price was considered by management to be a fair price.

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2017 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $1,529 due to Jiffy Tickets as of December 31, 2017.

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $10,950 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2017.

The total fees charged to the Company for audit services, including quarterly reviews, were $9,700 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2016.

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

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2018.

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

/s/ Russell Rheingrover	Principal Executive Officer & Director	April 9, 2018
Russell Rheingrover	Title	Date

/s/ Kristi Ann Nelson	Principal Financial Officer & Director	April 9, 2018
Kristi Ann Nelson	Title	Date

802 N. Washington St.
Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ticket Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ticket Corp. as of December 31, 2017 and 2016, and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has limited operations and has accumulated a significant deficit since inception. These factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2016.
Spokane, WA
April 9, 2018

TICKET CORP.
BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$3,824	$4,037
Accounts Receivable	-	2,390
Total Current Assets	3,824	6,427

TOTAL ASSETS	$3,824	$6,427

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$76,645	$8,983
Interest Payable	28,333	11,270
Due to Related Party	190,100	145,100
Total Current Liabilities	295,078	165,353

Long Term Liabilities:
Note Payable - Shareholder	-	-
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	295,078	165,353

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(373,754)	(241,426)
Total Stockholders' Equity	(291,254)	(158,926)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,824	6,427

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

REVENUES	$12,208	$89,463

TOTAL REVENUES	12,208	89,463

COST OF GOODS SOLD
Merchant Account Fees	1,504	1,626
Purchases - Resale Tickets	8,699	60,518
TOTAL COST OF GOODS SOLD	10,204	62,144

GROSS PROFIT	2,004	27,319

Operating Expenses:
General and Administrative	8,469	3,930
Professional Fees	43,206	122,506
Research & Development	65,594	-
Total Expenses	117,269	126,436

Net loss from operations	(115,265)	(99,116)

Other Income/Expense:
Gain on Cancellation of Debt	-	3,800
Interest Expense	(17,063)	(12,470)
Total Other Income/Expense	(17,063)	(8,670)

Provision for taxes	-	-

Net Income (loss)	$(132,328)	$(107,786)

Net loss per share:
Basic and diluted	$(0.003)	$(0.002)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2015	48,000,000	$48,000	$34,500	$(133,640)	$(51,140)

Net loss	-	-	-	(107,786)	(107,786)
Balance, December 31, 2016	48,000,000	48,000	34,500	(241,426)	(158,926)

Net loss	-	-	-	(132,328)	(132,328)
Balance, December 31, 2017	48,000,000	$48,000	$34,500	$(373,754)	$(291,254)

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Operating activities:
Net loss	$(132,328)	$(107,786)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	2,390	(1,330)
Accounts Payable	67,662	6,874
Interest Payable	17,063	12,470
Gain on Cancellation of Debt	-	(3,800)

Net cash provided by operating activities	(45,213)	(93,572)

Financing activities:
Note Payable - Rheingrover	45,000	85,000

Net cash provided by financing activities	45,000	85,000

Net increase in cash	(213)	(8,572)

Cash, beginning of period	4,037	12,609

Cash, end of period	$3,824	$4,037

Supplemental disclosure of cash flow information:
Ticket Assignment Agreement	$-	$240,000
Note Payable - Shareholder	$-	$(240,000)

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
December 31, 2017
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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,183,333 for the principal balance and 411,770 for the accrued interest if it is converted to shares.

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
December 31, 2017
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

Reclassification

Certain balances from prior periods have bene reclassified in these audited financial statements to conform to current period presentation.  This had no impact on prior reported assets, equity, or operations.

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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company incurred $65,594 in software development costs during the fiscal year ended December 31, 2017.

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

Ticket Corp.
Notes to Financial Statements
December 31, 2017
(Audited)

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through December 31, 2017 and a deficit of $373,753, or $0.008 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $3,824, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2017, $218,433 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $28,333.

$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 8, 2017, the terms of the Note were extended to September 3, 2018.  The conversion price was considered by management to be a fair price.

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2017 the terms of the Note were extended to October 4, 2018.  The conversion price was considered by management to be a fair price.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2017, the terms of the Note were extended to October 26, 2018. The conversion price was considered by management to be a fair price.

Ticket Corp.
Notes to Financial Statements
December 31, 2017
(Audited)

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

Mr. Rheingrover, who currently owns 69% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects. For the year ended December 31, 2016 the revenue generated from Jiffy Tickets was almost 50% of total revenues generated for Ticket Corp.  There is also an outstanding accounts payable amount of $6,028 due to Jiffy Tickets as of December 31, 2017.

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

As of December 31, 2017 the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2017:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2017 the Company had a net operating loss carry-forward of approximately $373,753.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

Ticket Corp.
Notes to Financial Statements
December 31, 2017
(Audited)

The Company is subject to United States federal and state income taxes at an approximate rate of 21%, (34% for 2016).  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2017	2016

Accumulated loss before income taxes per financial statements	$132,328	$107,786
Income tax rate	21%	34%
Income tax recovery	(27,789)	(36,647)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	27,789	32,647

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2017 are as follows:

	December 31,	December 31,
	2017	2016

Net operating loss carryforward	$78,488	$82,085
Valuation allowance	(78,488)	(82,085)
Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Tax Cuts and Jobs Act enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%.  The Company has not yet completed its full accounting for the effect of the Act and is therefore providing an estimate of the anticipated effect.  The most substantial impact is the reduction of the existing deferred tax benefit by $31,400 due to the decrease in future tax rates.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2017 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.