Form 10-Q
period 2018-03-31
Ticket Corp.
filed 2018-05-15
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of May 15, 2018.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

TICKET CORP.
BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,222	$3,824
Accounts Receivable	-	-
Total Current Assets	5,222	3,824

TOTAL ASSETS	$5,222	$3,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$28,923	$76,645
Interest Payable	32,599	28,333
Due to Related Party	243,100	190,100
Total Current Liabilities	304,622	295,078

Long Term Liabilities:
Note Payable - Shareholder	-	-
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	304,622	295,078

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(381,899)	(373,754)
Total Stockholders' Equity	(299,399)	(291,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,223	$3,824

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$51	$9,371
TOTAL REVENUES	51	9,371

COST OF GOODS SOLD
Merchant Account Fees	156	733
Purchases - Resale Tickets	0	6,874
TOTAL COST OF GOODS SOLD	156	7,607

GROSS PROFIT	(105)	1,764

Operating Expenses:
General and administrative	1,180	760
Professional Fees	2,595	20,526
Total Expenses	3,775	21,286

Net loss from operations	(3,880)	(19,522)

Other Income/Expense:
Interest Expense	(4,266)	(4,266)
Total Other Income/Expense	(4,266)	(4,266)

Provision for taxes	-	-

Net Income (loss)	$(8,146)	$(23,788)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities:
Net loss	$(8,146)	$(23,788)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	-	2,390
Accounts Payable	(47,722)	(1,421)
Interest Payable	4,266	4,266
Net cash provided by operating activities	(51,602)	(18,553)

Financing activities:
Note Payable - Rheingrover	53,000	30,000
Net cash provided by financing activities	53,000	30,000

Net increase in cash	1,398	11,447

Cash, beginning of period	3,824	4,037

Cash, end of period	$5,222	$15,484

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

TICKET CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim financial statements of Ticket Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,515,337 for the principal balance and 473,663 for the accrued interest if it is converted to shares.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TICKET CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company did not incur any software development costs during the three months ended March 31, 2018.

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

We are an “Emerging Growth Company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.  Emerging Growth Companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves to this exemption from new or revised accounting standards, which includes the adoption of ASU 2014-09.

TICKET CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through March 31, 2018 and a deficit of $381,899, or $0.008 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $5,222, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2018, $275,699 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $32,599.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on January 6, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by January 6, 2018 or is convertible at the conversion price of $0.15 per common stock share. On January 6, 2018, the terms of the Note were extended to January 6, 2019. The conversion price was considered by management to be a fair price.

TICKET CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
(UNAUDITED)

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

$53,000 of the funds are the result of a 10% Convertible Note issued on March 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 29, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

As of March 31, 2018, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2018:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2018 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Ticket” refer to Ticket Corp.

Results of Operations

Three Months Ended March 31, 2018 and 2017

We generated $51 and $9,371 in revenues for the three months ending March 31, 2018 and 2017, respectively.  Our cost of goods sold was $157 and $7,607 for the three months ending March 31, 2018 and 2017, respectively, resulting in a gross profit (loss) of $(106) and $1,764 for the three months ending March 31, 2018 and 2017, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $3,775 and $21,286 for the three months ended March 31, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $4,266 and $4,266 for the three months ended March 31, 2018 and 2017, respectively, resulting in net losses of $8,146 and $23,788.

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

As of March 31, 2018, $275,699 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $32,599:

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

$30,000 of the funds are the result of a 10% Convertible Note issued on January 6, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by January 6, 2018 or is convertible at the conversion price of $0.15 per common stock share. On January 6, 2018, the terms of the Note were extended to January 6, 2019. The conversion price was considered by management to be a fair price.

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

$53,000 of the funds are the result of a 10% Convertible Note issued on March 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 29, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of March 31, 2018, our company had no accounts receivable and $28,923 in accounts payable.

The following table provides selected financial data about our company for the period ended March 31, 2018.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	3/31/2018

Cash	$5,222
Total assets	$5,222
Total liabilities	$304,622
Stockholder’s equity	$(299,399)

We are actively working to advance our business plan. We have generated $384,874 in revenue since inception (January 17, 2013) through March 31, 2018.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name www.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Plan of Operation

Accomplished during First Quarter Q1 2018:

Joined and attended numerous LIMA (Licensing Industry Merchants Association) events.  Signed additional authorized licensed merchandise providers including American Classics

Marketing – Implemented a social media marketing program on the launch and announcement of Shindig 2.0 including a promotion for downloading the new version.  Developed and launched the (zero cost) $1 CD and download store in the App

Technology - Completed testing of Shindig 2.0 and released on the Apple Store and Android Store and Google Play updates included

-Updated and enhanced admin functionality
-Simplified Category assignment and modification processes
-API2Cart implementation for vendor inventory management
-Enhanced reporting functionality
-Designed new geolocation functionality

Proposed Objectives Second Quarter Q2 2018

Updated and release the technical specifications for version 3.0 of the Shindig focusing on the Social platform launch

Continue to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Execute on additional partnerships with major authorized licensed merchandise providers to increase breadth of product offering with a focus on Sports

Sign additional partners to expand “in house” capabilities with design and event management services

Finalize technical spec for the B2B product offering separate from App development [event credentialing platform (primary ticketing and web-based, self-serve event creation)]

Spec integration of Shindig with private fan exchanges for WCC conference and St. Mary’s College

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives Third Quarter Q3 2018

Establish additional event partners to tour with while using the Shindig app for both at home delivery and at event pick up of purchased merchandise.

Continue 3.0 development, finalize spec for 4.0 development and map out development timeline and sprints

Begin development on partner B2B product offering

Test integration of Shindig with private fan exchanges for WCC conference and St. Mary’s College

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives Fourth Quarter Q4 2018

Begin Beta testing of Shindig version 3.0

Contract development team for B2B product offering

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives 2019

Launch first phase of B2B product offering

Develop sales and marketing plan for new B2B offering including partnership white paper and submission to Ticketing Technology Summit Awards

Finalize testing of Shindig 3.0 for additional functionality for Q1 2019 release focusing on the social enhancements for the app

Develop additional partners for app distribution.

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

Liquidity and Capital Resources

Our assets at March 31, 2018 were $5,222 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last through May 2018, if no additional revenues are realized.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2018.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer