Form 10-Q
period 2018-06-30
Ticket Corp.
filed 2018-08-14
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of August 10, 2018.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

TICKET CORP.
BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,713	$3,824
Accounts Receivable	-	-
Total Current Assets	4,713	3,824

TOTAL ASSETS	$4,713	$3,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$7,323	$76,645
Interest Payable	36,864	28,333
Due to Related Party	279,976	190,100
Total Current Liabilities	324,163	295,078

Long Term Liabilities:
Note Payable - Shareholder	-	-

Total Long Term Liabilities	-	-

TOTAL LIABILITIES	324,163	295,078

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(401,951)	(373,754)
Total Stockholders' Equity	(319,451)	(291,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,713	$3,824

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$124	$2,315	$175	$11,686
TOTAL REVENUES	124	2,315	175	11,686

COST OF GOODS SOLD
Merchant Account Fees	189	266	346	999
Purchases - Resale Tickets	-	1,675	-	8,549
TOTAL COST OF GOODS SOLD	189	1,941	346	9,548

GROSS PROFIT	(65)	374	(171)	2,138

Operating Expenses:
General and administrative	1,136	1,927	2,315	2,687
Professional Fees	14,585	14,125	17,180	34,651
Total Expenses	15,721	16,052	19,495	37,338

Net loss from operations	(15,786)	(15,678)	(19,666)	(35,200)

Other Income/Expense
Interest Expense	(4,266)	(4,266)	(8,532)	(8,532)
Total Other Income/Expense	(4,266)	(4,266)	(8,532)	(8,532)

Provision for taxes	-	-	-	-

Net Income (loss)	$(20,052)	$(19,944)	$(28,198)	$(43,732)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities:
Net loss	$(28,198)	$(43,732)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	-	2,390
Accounts Payable	(69,322)	412
Interest Payable	8,532	8,532
Net cash provided by operating activities	(88,988)	(32,398)

Financing activities:
Note Payable - Rheingrover	89,876	30,000
Net cash provided by financing activities	89,876	30,000

Net increase in cash	888	(2,399)

Cash, beginning of period	3,824	4,037

Cash, end of period	$4,713	$1,638

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
June 30, 2018
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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,761,180 for the principal balance and 536,970 for the accrued interest if it is converted to shares.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Ticket Corp.
Notes to Financial Statements
June 30, 2018
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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.    The company did not incur any software development costs during the three and six months ended June 30, 2018.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

Ticket Corp.
Notes to Financial Statements
June 30, 2018
(Unaudited)

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). ASU 2018-07 will be effective for public companies for December 31, 2019 financial statements and for nonpublic entities for December 31, 2020 financial statements.  Early adoption is permitted, but no earlier than entity’s adoption date for ASC Topic 606, Revenue from Contracts with Customers.

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through June 30, 2018 and a deficit of $401,951, or $0.008 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $4,713, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2018, $316,840 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $36,864.

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

Ticket Corp.
Notes to Financial Statements
June 30, 2018
(Unaudited)

$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share. On April 30, 2018, the terms of the Note were extended to April 30, 2019.  The conversion price was considered by management to be a fair price.

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

$36,876 of the funds are the result of a 10% Convertible Note issued on June 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by June 30, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

Ticket Corp.
Notes to Financial Statements
June 30, 2018
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

As of June 30, 2018, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2018:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2018 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

We generated $124 and $2,315 in revenues for the three months ending June 30, 2018 and 2017, respectively.  Our cost of goods sold was $189 and $1,941 for the three months ending June 30, 2018 and 2017, respectively, resulting in a gross profit (loss) of $(65) and $374 for the three months ending June 30, 2018 and 2017, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $15,721 and $16,052 for the three months ended June 30, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $4,266 and $4,266 for the three months ended June 30, 2018 and 2017, respectively, resulting in net losses of $20,052 and $19,944.

Six Months Ended June 30, 2018 and 2017

We generated $175 and $11,686 in revenues for the six months ending June 30, 2018 and 2017, respectively.  Our cost of goods sold was $346 and $9,548 for the six months ending June 30, 2018 and 2017, respectively, resulting in a gross profit (loss) of $(171) and $2,138 for the six months ending June 30, 2018 and 2017, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expense amounts of $19,666 and $35,200 for the six months ended June 30, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  The decrease in expenses between 2018 and 2017 was due to a reduction in professional fees.  We recorded interest expense of $8,532 and $8,532 for the six months ended June 30, 2018 and 2017, respectively, resulting in net losses of $28,198 and $43,732.

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

As of June 30, 2018, $316,840 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $36,864:

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

$35,000 of the funds are the result of a 10% Convertible Note issued on April 30, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by April 30, 2017 or is convertible at the conversion price of $0.10 per common stock share. On April 30, 2017, the terms of the Note were extended to April 30, 2018.  On April 30, 2018, the terms of the Note were extended to April 30, 2019.  The conversion price was considered by management to be a fair price.

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

$36,876 of the funds are the result of a 10% Convertible Note issued on June 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by June 30, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of June 30, 2018, our company had no accounts receivable and $7,323 in accounts payable.

The following table provides selected financial data about our company for the period ended June 30, 2018.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	6/30/2018

Cash	$4,713
Total assets	$4,713
Total liabilities	$324,164
Stockholder’s equity	$(319,451)

We are actively working to advance our business plan. We have generated $384,998 in revenue since inception (January 17, 2013) through June 30, 2018.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name WWW.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Plan of Operation

Accomplished during First Quarter Q1 2018

Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Finalized technical spec for the B2B product offering separate from App development [event credentialing platform (primary ticketing and web-based, self-serve event creation)]

Proposed Objectives Third Quarter Q3 2018

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

Began Beta testing of Shindig version 3.0

Contract development team for B2B product offering

No assurances can be provided that we will achieve our objectives for this quarter.

Proposed Objectives First Quarter Q1 2019

Launch first phase of B2B product offering

Develop sales and marketing plan for new B2B offering including partnership white paper and submission to Ticketing Technology Summit Awards

Finalize testing of Shindig 3.0 for additional functionality for Q2 2019 release focusing on the social enhancements for the app

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

Liquidity and Capital Resources

Our assets at June 30, 2018 were $4,713 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last through July 2018, if no additional revenues are realized.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2018.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer