Form 10-Q
period 2018-09-30
Ticket Corp.
filed 2018-11-19
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of November 16, 2018.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

TICKET CORP.
BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,187	$3,824
Accounts Receivable	-	-
Total Current Assets	5,187	3,824

TOTAL ASSETS	$5,187	$3,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	8,359	76,645
Interest Payable	47,160	28,333
Due to Related Party	283,575	190,100
Total Current Liabilities	339,094	295,078

Long Term Liabilities:
Note Payable - Shareholder	-	-
Total Long Term Liabilities	-	-

TOTAL LIABILITIES	339,094	295,078

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(416,407)	(373,754)
Total Stockholders' Equity	(333,907)	(291,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,187	3,824

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$-	$169	$175	$11,855
TOTAL REVENUES	-	169	175	11,855

COST OF GOODS SOLD
Merchant Account Fees	126	150	472	1,149
Purchases - Resale Tickets	-	-	-	8,549
TOTAL COST OF GOODS SOLD	126	150	472	9,698

GROSS PROFIT	(126)	18	(297)	2,157

Operating Expenses:
General and administrative	2,326	2,264	4,641	4,952
Professional Fees	1,708	3,605	18,888	38,256
Total Expenses	4,034	5,869	23,529	43,207

Net loss from operations	(4,160)	(5,851)	(23,826)	(41,051)

Other Income/Expense
Interest Expense	(10,296)	(4,266)	(18,827)	(12,797)
Total Other Income/Expense	(10,296)	(4,266)	(18,827)	(12,797)

Provision for taxes	-	-	-	-

Net Income (loss)	$(14,456)	(10,116)	(42,653)	(53,848)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating activities:
Net loss	$(42,653)	$(53,848)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	-	2,390
Accounts Payable	(68,286)	(1,821)
Interest Payable	18,827	12,797
Net cash provided by operating activities	(92,112)	(40,482)

Financing activities:
Note Payable - Rheingrover	93,475	40,000
Net cash provided by financing activities	93,475	40,000

Net increase in cash	1,363	(482)

Cash, beginning of period	3,824	4,037

Cash, end of period	$5,187	$3,555

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
September 30, 2018
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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted loss per share is the same as basic loss per share because the consideration of these shares would be anti-dilutive in periods of loss.

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,806,503 for the principal balance and 586,028 for the accrued interest if it is converted to shares.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Ticket Corp.
Notes to Financial Statements
September 30, 2018
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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.    The company did not incur any software development costs during the three and nine months ended September 30, 2018.

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
September 30, 2018
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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through September 30, 2018 and a deficit of $410,377, or $0.009 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $5,187, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2018, $324,507 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $41,130.

$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 3, 2018, the terms of the Note were extended to September 2, 2019.  The conversion price was considered by management to be a fair price.

Ticket Corp.
Notes to Financial Statements
September 30, 2018
(Unaudited)

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

$20,000 of the funds are the result of a 10% Convertible Note issued on September 8, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 8, 2017 or is convertible at the conversion price of $0.15 per common stock share. On September 8, 2018, the terms of the Note were extended to September 8, 2019. The conversion price was considered by management to be a fair price.

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

$10,000 of the funds are the result of a 10% Convertible Note issued on July 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by July 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. On July 2, 2018, the terms of the Note were extended to July 2, 2019. The conversion price was considered by management to be a fair price.
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

Ticket Corp.
Notes to Financial Statements
September 30, 2018
(Unaudited)

$3,599 of the funds are the result of a 10% Convertible Note issued on September 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 30, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

As of September 30, 2018, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2018:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2018 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

We generated $0 and $169 in revenues for the three months ending September 30, 2018 and 2017, respectively.  Our cost of goods sold was $126 and $150 for the three months ending September 30, 2018 and 2017, respectively, resulting in a gross profit (loss) of $(126) and $18 for the three months ending June 30, 2018 and 2017, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $4,160 and $5,851 for the three months ended September 30, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $10,296 and $4,266 for the three months ended September 30, 2018 and 2017, respectively, resulting in net losses of $14,456 and $10,116.

Nine Months Ended June 30, 2018 and 2017

We generated $175 and $11,855 in revenues for the nine months ending September 30, 2018 and 2017, respectively.  Our cost of goods sold was $472 and $9,698 for the nine months ending September 30, 2018 and 2017, respectively, resulting in a gross profit (loss) of $(297) and $2,157 for the nine months ending September 30, 2018 and 2017, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $23,529 and $43,207 for the nine months ended September 30, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  The decrease in expenses between 2018 and 2017 was due to a reduction in professional fees.  We recorded interest expense of $18,827 and $12,797 for the nine months ended September 30, 2018 and 2017, respectively, resulting in net losses of $42,653 and $53,848.

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

As of September 30, 2018, $324,507 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  The accrued interest payable of the Convertible Notes as outlined below was $41,130.

$35,000 of the funds are the result of a 10% Convertible Note issued on September 3, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 3, 2016 or is convertible at the conversion price of $0.05 per common stock share. On September 3, 2018, the terms of the Note were extended to September 2, 2019.  The conversion price was considered by management to be a fair price.

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

$20,000 of the funds are the result of a 10% Convertible Note issued on September 8, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 8, 2017 or is convertible at the conversion price of $0.15 per common stock share. On September 8, 2018, the terms of the Note were extended to September 8, 2019. The conversion price was considered by management to be a fair price.

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

$10,000 of the funds are the result of a 10% Convertible Note issued on July 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by July 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. On July 2, 2018, the terms of the Note were extended to July 2, 2019. The conversion price was considered by management to be a fair price.
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

$3,599 of the funds are the result of a 10% Convertible Note issued on September 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by September 30, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of September 30, 2018, our company had no accounts receivable and $8,359 in accounts payable.

The following table provides selected financial data about our company for the period ended September 30, 2018.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	9/30/2018

Cash	$5,187
Total assets	$5,187
Total liabilities	$339,094
Stockholder’s equity	$(333,907)

We are actively working to advance our business plan. We have generated $384,998 in revenue since inception (January 17, 2013) through September 30, 2018.
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

Plan of Operation

Plan of Operation

Accomplished during First Quarter Q1 2018:

Joined and attended numerous LIMA (Licensing Industry Merchants Association) events.  Signed additional authorized licensed merchandise providers including American Classics.

Marketing – Implemented a social media marketing program on the launch and announcement of Shindig 2.0 including a promotion for downloading the new version.  Developed and launched the (zero cost) $1 CD and download store in the App.

Technology - Completed testing of Shindig 2.0 and released on the Apple Store and Android Store and Google Play updates included.

-	Updated and enhanced admin functionality
-	Simplified Category assignment and modification processes
-	API2Cart implementation for vendor inventory management
-	Enhanced reporting functionality
-	Designed new geolocation functionality

Accomplished during Second Quarter Q2 2018

Updated and release the technical specifications for version 3.0 of the Shindig focusing on the Social platform launch.

Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Finalized technical spec for the B2B product offering separate from App development [event credentialing platform (primary ticketing and web-based, self-serve event creation)]

Accomplished during Third Quarter Q3 2018

Continued 3.0 development, finalized spec for 4.0 development and map out development timeline and sprints

Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Proposed Objectives Fourth Quarter Q4 2018

Begin development on partner B2B product offering

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

Liquidity and Capital Resources

Our assets at September 30, 2018 were $5,187 in cash in the bank.  Management estimates our current monthly “burn rate” to be $7,000 and estimate our current cash will last through November 2018, if no additional revenues are realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 2018.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer