Form 10-K
period 2018-12-31
Ticket Corp.
filed 2019-04-01
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2018, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to June 30, 2018, was approximately $3,750,000.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2019, the registrant had 48,000,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

Item 1.  Business

General Information

Ticket Corp. was incorporated in the State of Nevada on January 17, 2013, as a seller of tickets to concerts, sporting events, theatre and other entertainment events.  We are now investigating alternative marketing strategies or possible alternative directions for the Company that could enhance shareholder value.  As of the date of this report we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan.

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

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013.  He currently owns 69% of the outstanding common stock of the Company.  (See “Risk Factors”, specifically page 10, to be advised of the risks to other shareholders due to his majority ownership).  Our financial statements from inception (January 17, 2013) through December 31, 2018 report $384,998 in revenues and an accumulated deficit of $429,370.  Our total stockholders’ equity as of December 31, 2018 is $(346,870).  Our independent auditor has issued an audit opinion for Ticket Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our initial offering and are continuing to move forward in the execution of our full business plan.  Our assets at December 31, 2018 were $4,394 in cash.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through mid-January2019, if no additional revenues are realized and no further funds are advanced from the director.

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

Description of Business

Executive Summary

Ticket Corp. is an active company with a plan to make the purchasing and distribution of event tickets and merchandise in the secondary market, easier, more accessible, and cost-effective for sellers and buyers of tickets.  We are also now investigating alternative marketing strategies or possible alternative directions for the Company that could enhance shareholder value.  As of the date of this report we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan.  Ticket Corp. was incorporated in Nevada on January 17, 2013.  At that time Russell Rheingrover was appointed CEO, President, Secretary, CFO, Treasurer and Director.   The Board voted to seek capital and begin development of our business plan.  We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover who purchased 33,000,000 shares of our Common Stock at $0.001 per share on January 31, 2013.  Kristi Ann Nelson was named to the Board of Directors and elected as current Treasurer and C.F.O. on February 1, 2013. The Company’s Registration Statement on Form S-1 was declared effective on July 25, 2014.  In October 2014 the Company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the Registration Statement.

Principal products or services and their markets

The entertainment and event sales market has multiple facets.  Ticket Corp. participates in the secondary ticket market which includes the resale of tickets to concerts, sporting events, theatre, and other entertainment events as well as the live merchandise market which provides authentic merchandise related to the live performance. According to the website quora.com the secondary ticket market was a 4.5 billion-dollar market. (There is no guarantee that we will be able to obtain any substantial market share in this industry.)  Since we have a mobile app that has geo-location we are able to find and provide tickets to almost all events in the United States and offer licensed merchandise to a majority of events

We have entered into partnerships with major merchandise providers and currently have over 10,000 articles of merchandise available through our app. We also have entered into partnerships with build on demand organizations that allow us to build and ship to order without having to stock inventory. This also eliminates the issues of out of stock styles and sizes

The Company intends to record when new event tickets will be on sale and utilize our data and industry to track and analyze ticket pricing trends in order to purchase tickets as close as possible at their lowest purchase point. We believe this will keep our overhead low by not maintaining a warehouse of tickets, or merchandise.  It also means we will be able to utilize our data and experience to cater to customer’s changing preferences for services, related events, and merchandise.

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

Accomplished during the Fiscal Year Ended December 31, 2018:

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

Technology - Completed testing of Shindig 2.0 and released on the Apple Store and Android Store and Google Play updates included

–	Updated and enhanced admin functionality
–	Simplified Category assignment and modification processes
–	API2Cart implementation for vendor inventory management
–	Enhanced reporting functionality
–	Designed new geolocation functionality

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

Accomplished during Fourth Quarter Q4 2018

Continued 3.0 development, finalized spec for 4.0 development and map out development timeline and sprints

Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Plan of Operation

We are now investigating alternative marketing strategies or possible alternative directions for the Company that could enhance shareholder value.  As of the date of this report we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan.

Distribution methods of the products or services

We intend to sell tickets and merchandise online to concerts, sporting events, theatre, and other entertainment events directly to our customers using their smart phones and tablets such as Android and Apple enabled devices.   When our customers arrive at an event venue, the unique barcode on their smart phones and tablets will be verified with the existing scanners already in use at the event venues.  Ticket Corp will be using universal barcodes that work with any scanning device. Venues that have ticket scanning capability accept barcodes on Smart Phones. There does not need to be an agreement with any venue that use the universal barcodes. There are still some older and smaller venues that do not utilize universal barcodes or use scanning devices and still tear tickets.  In those cases, and in cases where hard tickets are needed to enter an event, we make arrangements to mail a hard ticket or make that ticket available at will call. Our order processing through Ticket Network significantly reduces the risk of lost tickets and ticket fraud. We deliver related merchandise to our customers which will be shipped directly to the customers by the vendors, by us or picked up at the event.

If we are successful in our business plans and attract customers, they may use our website or use our smartphone application to choose the venue, event time and date and purchase their tickets through PayPal or their credit card, Apple Pay and Android Pay.

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

Item 1A. Risk Factors

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward-looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Note Regarding Forward Looking Statements.”

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

Our independent registered public accounting firm issued its report in connection with the audit of our financial statements as of December 31, 2018, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our note to our financial statements for the year ended December 31, 2018 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2018, the Company had 48,000,000 shares of common stock issued and outstanding, held by fifty-one (51) shareholders of record.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off-balance sheet arrangements as of December 31, 2018 or 2017.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of December 31, 2018 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the period from inception (January 17, 2013) to December 31, 2018

We have generated $384,998 in revenues since our inception on January 17, 2013.  Our cost of goods sold was $257,085 resulting in a gross profit of $127,914.  During the period from inception to December 31, 2018, our operating expenses were comprised of general and administrative expenses of $561,084.

Results of Operations for the years ended December 31, 2018 and December 31, 2017

We generated $175 and $12,208 in revenues for the years ended December 31, 2018 and 2017, respectively.  Our cost of goods sold was $670 and $10,204, resulting in a gross profit (loss) of $(495) and $2,004, respectively.  The difference in revenue was based upon market sales and the amount of tickets and price we were able to sell them for.  The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold.  We incurred operating expenses of $29,208 and $117,268 for the years ended December 31, 2018 and 2017, respectively.  These expenses consisted of general operating expenses, including professional fees and research and development costs, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  For the years ended December 31, 2018 and 2017 we recorded $25,914 and $17,063 in interest expense.  The increase in interest was due to the additional convertible notes from cash loaned to our company by the director.

As of December 31, 2018, $347,864 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  The accrued interest payable of the Convertible Notes as outlined below was $54,247.

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

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2018 the terms of the Note were extended to October 4, 2019.  The conversion price was considered by management to be a fair price.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2018, the terms of the Note were extended to October 26, 2019. The conversion price was considered by management to be a fair price.

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. On October 3, 2018, the terms of the Note were extended to October 2, 2019. The conversion price was considered by management to be a fair price.

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

$4,668 of the funds are the result of a 10% Convertible Note issued on December 22, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by December 21, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

As of December 31, 2018, our company had $3,400 in Accounts Payable and $54,247 in accrued interest expense.

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

We had 48,000,000 shares of common stock issued and outstanding as of December 31, 2018.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2018.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2018

Cash	$4,394
Total assets	$4,394
Total liabilities	$351,264
Stockholder’s equity (deficit)	$(346,870)

We are actively working to continue the advancement of our business plan.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name www.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Technology - Completed testing of Shindig 2.0 and released on the Apple Store and Android Store and Google Play updates included

–	Updated and enhanced admin functionality
–	Simplified Category assignment and modification processes
–	API2Cart implementation for vendor inventory management
–	Enhanced reporting functionality
–	Designed new geolocation functionality

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

Accomplished during Fourth Quarter Q4 2018

Continued 3.0 development, finalized spec for 4.0 development and map out development timeline and sprints

Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Liquidity and Capital Resources

Our assets at December 31, 2018 were $4,394 in cash.  Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash and receivables will last through mid-January 2019, if no additional revenues are realized and no further funds are advanced from the director.

Plan of Operation

We are now investigating alternative marketing strategies or possible alternative directions for the Company that could enhance shareholder value.  As of the date of this report we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis.  We had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2018.  This condition raises substantial doubt about our ability to continue as a going concern.  We currently in the development stage and has minimal expenses; management believes that our current cash of $4,394 is not sufficient to cover the expenses they will incur during the next twelve months. Additional revenues and possibly loans from our director will be required for our company to remain in business.

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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,837,620 for the principal balance and 656,028 for the accrued interest if it is converted to shares.

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

Revenue

In accordance with ASC 605, the Company records revenue when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Reclassification

Certain balances from prior periods have been reclassified in these audited financial statements to conform to current period presentation.  This had no impact on prior reported assets, equity, or operations.

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company incurred no software development costs during the fiscal year ended December 31, 2018 and $65,594 during the fiscal year ended December 31, 2017.

Advertising Costs

The company expenses advertising costs as they are incurred.  The company incurred no advertising costs during the fiscal years ended December 31, 2018 and 2017.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	55	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	51	Treasurer, CFO and Director

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Russell Rheingrover,	2018	0	0	0	0	0	0	0	0
CEO, Director	2017	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2018	0	0	0	0	0	0	0	0
CFO, Director	2017	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Rheingrover Russell	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

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

As of December 31, 2018, $347,864 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  The accrued interest payable of the Convertible Notes as outlined below was $54,247.

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

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2018 the terms of the Note were extended to October 4, 2019.  The conversion price was considered by management to be a fair price.

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2018, the terms of the Note were extended to October 26, 2019. The conversion price was considered by management to be a fair price.

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. On October 3, 2018, the terms of the Note were extended to October 2, 2019. The conversion price was considered by management to be a fair price.

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

$4,668 of the funds are the result of a 10% Convertible Note issued on December 22, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by December 21, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

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

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $14,250 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2018.

The total fees charged to the Company for audit services, including quarterly reviews, were $10,950 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2017.

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

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.
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

/s/ Russell Rheingrover	Principal Executive Officer & Director	April 1, 2019
Russell Rheingrover	Title	Date

/s/ Kristi Ann Nelson	Principal Financial Officer & Director	April 1, 2019
Kristi Ann Nelson	Title	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ticket Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ticket Corp. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has limited operations and has incurred continual losses resulting in a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2016. Spokane, Washington
April 1, 2019

TICKET CORP.
BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$4,394	$3,824
Total Current Assets	4,394	3,824

TOTAL ASSETS	$4,394	$3,824

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$3,400	$76,645
Interest Payable	54,247	28,333
Due to Related Party	293,617	190,100
Total Current Liabilities	351,264	295,078

TOTAL LIABILITIES	351,264	295,078

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(429,370)	(373,754)
Total Stockholders' Equity (Deficit)	(346,870)	(291,254)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,394	$3,824

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

REVENUES	$175	$12,208

TOTAL REVENUES	175	12,208

COST OF GOODS SOLD
Merchant Account Fees	670	1,504
Purchases - Resale Tickets	-	8,699
TOTAL COST OF GOODS SOLD	670	10,204

GROSS PROFIT	(495)	2,004

Operating Expenses:
General and administrative	5,139	8,469
Professional Fees	24,069	43,206
Research & Development	-	65,594
Total Expenses	29,208	117,269

Net loss from operations	(29,703)	(115,265)

Other Income/Expense
Interest Expense	(25,914)	(17,063)
Total Other Income/Expense	(25,914)	(17,063)

Provision for taxes	-	-

Net Income (loss)	$(55,617)	(132,328)

Net loss per share:
Basic and diluted	$(0.001)	$(0.003)

Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity

Balance, December 31, 2016	48,000,000	$48,000	$34,500	$(241,425)	$(158,926)

Net loss	-	-	-	(132,328)	(132,328)
Balance, December 31, 2017	48,000,000	48,000	34,500	$(373,753)	$(291,254)

Net loss	-	-	-	(55,617)	(55,617)
Balance, December 31, 2018	48,000,000	$48,000	$34,500	$(429,370)	$(346,870)

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Operating Activities:
Net loss	$(55,617)	$(132,328)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	-	2,390
Accounts Payable	(73,245)	67,662
Interest Payable	25,914	17,063

Net cash provided by operating activities	(102,948)	(45,213)

Financing Activities:
Note Payable - Rheingrover	103,517	45,000

Net cash provided by financing activities	103,517	45,000

Net increase in cash	569	(213)

Cash, beginning of period	3,824	4,037

Cash, end of period	$4,394	$3,824

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
December 31, 2018
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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,837,620 for the principal balance and 656,028 for the accrued interest if it is converted to shares.

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
December 31, 2018
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

Revenue

In accordance with ASC 605 the Company records revenue when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

Reclassification

Certain balances from prior periods have been reclassified in these audited financial statements to conform to current period presentation.  This had no impact on prior reported assets, equity, or operations.

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company incurred no software development costs during the fiscal year ended December 31, 2018 and $65,594 during the fiscal year ended December 31, 2017.

Advertising Costs

The company expenses advertising costs as they are incurred.  The company incurred no advertising costs during the fiscal years ended December 31, 2018 and 2017.

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
December 31, 2018
(Audited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through December 31, 2018 and a deficit of $429,370, or $0.009 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $4,394, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2018, $347,864 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  The accrued interest payable of the Convertible Notes as outlined below was $54,247.

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

$25,000 of the funds are the result of a 10% Convertible Note issued on October 5, 2015.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 5, 2016 or is convertible at the conversion price of $0.05 per common stock share. On October 5, 2018 the terms of the Note were extended to October 4, 2019.  The conversion price was considered by management to be a fair price.

Ticket Corp.
Notes to Financial Statements
December 31, 2018
(Audited)

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

$30,000 of the funds are the result of a 10% Convertible Note issued on October 26, 2016.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 26, 2017 or is convertible at the conversion price of $0.15 per common stock share. On October 26, 2018, the terms of the Note were extended to October 26, 2019. The conversion price was considered by management to be a fair price.

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

$5,000 of the funds are the result of a 10% Convertible Note issued on October 3, 2017.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by October 2, 2018 or is convertible at the conversion price of $0.15 per common stock share. On October 3, 2018, the terms of the Note were extended to October 2, 2019. The conversion price was considered by management to be a fair price.

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

$4,668 of the funds are the result of a 10% Convertible Note issued on December 22, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by December 21, 2019 or is convertible at the conversion price of $0.15 per common stock share. The conversion price was considered by management to be a fair price.

Ticket Corp.
Notes to Financial Statements
December 31, 2018
(Audited)

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

As of December 31, 2018, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2018:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 48,000,000 shares issued and outstanding.

NOTE 8. PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2018, the Company had a net operating loss carry-forward of approximately $429,370.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2018	December 31, 2017

Accumulated loss before income taxes per financial statements	$55,617	$132,328
Income tax rate	21%	21%
Income tax recovery	(11,680)	(27,789)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	11,680	27,789

Ticket Corp.
Notes to Financial Statements
December 31, 2018
(Audited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2018 are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carryforward	$90,138	$78,488
Valuation allowance	(90,138)	(78,488)
Net deferred income tax asset	$-	$-

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

The Tax Cuts and Jobs Act enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%.  The Company has not yet completed its full accounting for the effect of the Act and is therefore providing an estimate of the anticipated effect.  The most substantial impact is the reduction of the existing deferred tax benefit by $31,400 as of December 31, 2017 due to the decrease in future tax rates.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2018 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.