Form 10-Q
period 2019-03-31
Ticket Corp.
filed 2019-05-08
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	N/A	N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,000,000 shares as of May 7, 2019.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

TICKET CORP.
BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,743	$4,394
Total Current Assets	1,743	4,394

TOTAL ASSETS	$1,743	$4,394

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$2,750	$3,400
Interest Payable	60,523	54,247
Due to Related Party	299,218	293,617
Total Current Liabilities	362,491	351,264

TOTAL LIABILITIES	362,491	351,264

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value;
48,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	48,000	48,000
Paid in capital	34,500	34,500
Accumulated deficit	(443,248)	(429,370)
Total Stockholders' Equity (Deficit)	(360,748)	(346,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,743	4,394

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$-	$51
TOTAL REVENUES	-	51

COST OF GOODS SOLD
Merchant Account Fees	81	157
Purchases - Resale Tickets	-	-
TOTAL COST OF GOODS SOLD	81	157

GROSS PROFIT	(81)	-106

Operating Expenses:
General and administrative	580	1,180
Professional Fees	6,940	2,595
Total Expenses	7,520	3,775

Net loss from operations	(7,601)	(3,881)

Other Income/Expense
Interest Expense	(6,276)	(4,266)
Total Other Income/Expense	(6,276)	(4,266)

Provision for taxes	-	-

Net Income (loss)	$(13,877)	$(8,146)

Net loss per share:
Basic and diluted	$(0.000)	$(0.000)
Weighted average number of shares outstanding:
Basic and diluted	48,000,000	48,000,000

The accompanying notes are an integral part of these financial statements

TICKET CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Deficit	Equity

Balance, December 31, 2017	48,000,000	$48,000	$34,500	$(373,753)	$(291,254)

Net loss three months ended March 31, 2018	-	-	-	(8,146)	(8,146)
Balance, March 31, 2018	48,000,000	$48,000	$34,500	$(381,899)	$(299,399)

Net loss three months ended June 30, 2018	-	-	-	(20,052)	(20,052)
Balance, June 30, 2018	48,000,000	$48,000	$34,500	$(401,951)	$(319,451)

Net loss three months ended September 30, 2018	-	-	-	(14,456)	(14,456)
Balance, September 30, 2018	48,000,000	$48,000	$34,500	$(416,407)	$(333,907)

Net loss three months ended December 31, 2018	-	-	-	(12,963)	(12,963)
Balance, December 31, 2018	48,000,000	$48,000	$34,500	$(429,371)	$(346,870)

Net loss three months ended March 31, 2019	-	-	-	(13,877)	(13,877)
Balance, March 31, 2019	48,000,000	$48,000	$34,500	$(443,248)	$(360,748)

The accompanying notes are an integral part of these financial statements

TICKET CORP
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities:
Net loss	$(13,877)	$(8,146)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Payable	(650)	(47,722)
Interest Payable	6,276	4,266
Net cash used by operating activities	(8,251)	(51,602)

Financing activities:
Note Payable - Rheingrover	5,600	53,000
Net cash provided by financing activities	5,600	53,000

Net increase/(decrease) in cash	(2,651)	1,398

Cash, beginning of period	4,394	3,824

Cash, end of period	$1,743	$5,222

Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

Ticket Corp.
Notes to Financial Statements
March 31, 2019
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Ticket Corp. (“the Company”) was incorporated under the laws of the State of Nevada on January 17, 2013.  The Company was formed to become a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

The Company is expanding its offerings into non ticketing product markets.  In order to facilitate the changes, the Company is in the process of changing its name from Ticket Corp to Double Down Holdings Inc.  This name change will allow us to add different product lines to our company umbrella.  The next area the Company will be focusing on is the natural herbal oil and extract market with our product to be sold through the standard channels of distribution for the vertical market.

The Company is in an active and operational stage.  Its activities to date include but is not limited to capital formation, organization, application development, beta testing and launch as well as developing relationships with key product merchandisers and have populated the mobile app with available tickets and authentic merchandise to most major live events. The company is in the early stages of collecting revenue but is selling tickets and merchandise on its mobile ticket application.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim financial statements of Ticket Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “Ticket” “we,” “us,” “our” or the “company” are to Ticket Corp.

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

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be 2,893,000 for the principal balance and 727,000 for the accrued interest if it is converted to shares.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Ticket Corp.
Notes to Financial Statements
March 31, 2019
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

Revenue

In accordance with ASC 606 the Company records revenue based on the following five steps:

•	Step 1: Identify the contract with a customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company adopted ASC 606 as of 1/1/19 utilizing the modified retrospective approach, which had not material impact on the Company’s financial statements given the limited revenue in comparative periods.

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.    The company did not incur any software development costs during the three months ended March 31, 2019 or March 31, 2018.

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements.

Ticket Corp.
Notes to Financial Statements
March 31, 2019
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

We are an “Emerging Growth Company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.  Emerging Growth Companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves to this exemption from new or revised accounting standards.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through March 31, 2019 and a deficit of $443,248, or $0.009 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $1,743, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2019, $359,741 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  The accrued interest payable of the Convertible Notes as outlined below was $60,523.

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
March 31, 2019
(Unaudited)

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

$53,000 of the funds are the result of a 10% Convertible Note issued on March 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 29, 2019 or is convertible at the conversion price of $0.15 per common stock share. On March 29, 2019, the terms of the Note were extended to March 29, 2020. The conversion price was considered by management to be a fair price.

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

$5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.

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

Ticket Corp.
Notes to Financial Statements
March 31, 2019
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

As of March 31, 2019, the Company had 48,000,000 shares of common stock issued and outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2019:

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

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:
	March 31, 2019	December 31, 2018	December 31, 2017

Accumulated loss before income taxes per financial statements	$13,877	$55,617	$132,328
Income tax rate	21%	21%	21%
Income tax recovery	(2,914)	(11,680)	(27,789
Permanent differences	-	-	-
Temporary differences	-	-	-
Valuation allowance change	2,914	11,680	27,789

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

Ticket Corp.
Notes to Financial Statements
March 31, 2019
(Unaudited)

	March 31, 2019	December 31, 2018	December 31, 2017

Net Operating Loss Carryforward	$93,052	$90,138	$78,488
Valuation Allowance	(93,052)	(90,138)	(78,488)
Net deferred income tax asset	$-	$-	$-

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2019 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Ticket” refer to Ticket Corp.

Business

Ticket Corp. (“the Company”) was incorporated under the laws of the State of Nevada on January 17, 2013.  The Company was formed to become a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

The Company is expanding its offerings into non ticketing product markets.  In order to facilitate the changes, the Company is in the process of  changing its name from Ticket Corp to Double Down Holdings Inc.  This name change will allow us to add different product lines to our company umbrella.  The next area Double Down Holdings Inc. will be focusing on is the natural herbal oil and extract market with our product to be sold through the standard channels of distribution for the vertical market.

The Company is in an active and operational stage.  Its activities to date include but is not limited to capital formation, organization, application development, beta testing and launch as well as developing relationships with key product merchandisers and have populated the mobile app with available tickets and authentic merchandise to most major live events. The company is in the early stages of collecting revenue but is selling tickets and merchandise on its mobile ticket application.

Results of Operations

Three Months Ended March 31, 2019 and 2018

We generated $0 and $51 in revenues for the three months ending March 31, 2019 and 2018, respectively.  Our cost of goods sold was $81 and $157 for the three months ending March31, 2019 and 2018, respectively, resulting in a gross profit (loss) of $(81) and $(106) for the three months ending March 31, 2019 and 2018, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $7,520 and $3,775 for the three months ended March 31, 2019 and 2018, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $6,276 and $4,266 for the three months ended March 31, 2019 and 2018, respectively, resulting in net losses of $13,877 and $8,146.

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

As of March 31, 2019, $359,741 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  The accrued interest payable of the Convertible Notes as outlined below was $60,523.

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

$53,000 of the funds are the result of a 10% Convertible Note issued on March 30, 2018.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 29, 2019 or is convertible at the conversion price of $0.15 per common stock share. On March 29, 2019, the terms of the Note were extended to March 29, 2020. The conversion price was considered by management to be a fair price.

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

$5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.

As of March 31, 2019, our company had no accounts receivable and $2,750 in accounts payable.

The following table provides selected financial data about our company for the period ended March 31, 2019.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	3/31/2019

Cash	$1,743
Total assets	$1,743
Total liabilities	$362,490
Stockholder’s equity	$(360,748)

We are actively working to advance our business plan. We have generated $384,998 in revenue since inception (January 17, 2013) through March 31, 2019.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name www.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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
13.	Joined and attended numerous LIMA (Licensing Industry Merchants Association) events. Signed additional authorized licensed merchandise providers including American Classics
14.
Implemented a social media marketing program on the launch and announcement of Shindig 2.0 including a promotion for downloading the new version.  Developed and launched the (zero cost) $1 CD and download store in the App.  Completed testing of Shindig 2.0 and released on the Apple Store and Android Store and Google Play updates included

15.	Finalized technical spec for the B2B product offering separate from App development [event credentialing platform (primary ticketing and web-based, self-serve event creation)]
16.	Continued to develop the live event community through news, blogs giveaways and promotion with targeted advertising.

Plan of Operation

Ticket Corp is diversifying its focus into non-event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the company has developed. As the secondary market for live event commerce enters a declining stage the company is poised to shift its resources into some high growth markets.

Among the markets the company intends to enter is the burgeoning market for essential oils and extracts particularly as it relates to wellness. We believe we possess some unique attributes and processes that will enable us to achieve market penetration.

The Company is expanding its offerings into non ticketing product markets but not abandoning the ticket sale platform development.

Proposed Objectives 2019 – Ticket Platform

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

Liquidity and Capital Resources

Our assets at March 31, 2019 were $1,743 in cash in the bank.  Management estimates our current monthly “burn rate” to be $3,000 and estimate our current cash will last through April 2019, if no additional revenues are realized or without loans from the director.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 22, 2019 the Company filed a Schedule 14 Information Statement with the Securities and Exchange Commission disclosing an Action by Written Consent for the following:

1.
Amendment of both our Articles of Incorporation, as amended and corrected (Articles), and our Bylaws to provide for a change of our name from Ticket Corp. to “Double Down Holdings Inc.”, or the Name Change.

2.
The Written Consent will not become effective until the date that is 20 calendar days after this Information Statement is first mailed or otherwise delivered to holders of our common stock as of the record date and, thereafter, the Name Change will become effective upon the filing of an amendment to our Articles with the Secretary of State of the State of Nevada.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May, 2019.

Ticket Corp., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer