Form 10-Q
period 2019-06-30
Double Down Holdings Inc.
filed 2019-08-14
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,599,701 shares as of August 14, 2019.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$199,361	$4,394
Accounts Receivable	11,700	-
Total Current Assets	211,061	4,394

TOTAL ASSETS	$211,061	$4,394

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$8,556	$3,400
Interest Payable	140	54,247
Due to Related Party	13,825	293,617
Deposit on Common Stock	250,000	-
Total Current Liabilities	272,521	351,264

Long Term Liabilities:

Royalty Agreement Payable	225,907	-

TOTAL LIABILITIES	498,428	351,264

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value;
50,099,701 and 48,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	50,100	48,000
Paid in capital	160,250	34,500
Accumulated deficit	(497,717)	(429,370)
Total Stockholders' Equity (Deficit)	(287,367)	(346,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,061	4,394

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES	$11,700	$124	$11,700	$175
TOTAL REVENUES	-	124	-	175

COST OF GOODS SOLD
Merchant Account Fees	81	189	162	346
Purchases - Resale Tickets	7,863	-	7,863	-
TOTAL COST OF GOODS SOLD	7,944	189	8,025	346

GROSS PROFIT	3,756	(65)	3,675	(171)

Operating Expenses
General and administrative	6,559	1,136	7,139	2,315
Professional Fees	46,435	14,585	53,375	17,180
Total Expenses	52,994	15,721	60,514	19,495

Net loss from operations	(49,238)	(15,786)	(56,839)	(19,666)

Other Income/Expense
Interest Expense	(5,231)	(4,266)	(11,507)	(8,532)
Total Other Income/Expense	(5,231)	(4,266)	(11,507)	(8,532)

Provision for taxes	-	-	-	-

Net Income (loss)	$(54,469)	$(20,052)	$(68,346)	$(28,198)

Net loss per share:
Basic and diluted	$(0.001)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	48,349,950	48,000,000	48,349,950	48,000,000

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2017	48,000,000	$48,000	$34,500	$(373,753)	$(291,254)

Net loss three months ended March 31, 2018	-	-	-	(8,146)	(8,146)
Balance, March 31, 2018	48,000,000	48,000	34,500	(381,899)	(299,399)

Net loss three months ended June 30, 2018	-	-	-	(20,052)	(20,052)
Balance, June 30, 2018	48,000,000	48,000	34,500	(401,951)	(319,451)

Net loss three months ended September 30, 2018	-	-	-	(14,456)	(14,456)
Balance, September 30, 2018	48,000,000	48,000	34,500	(416,407)	(333,907)

Net loss three months ended December 31, 2018	-	-	-	(12,963)	(12,963)
Balance, December 31, 2018	48,000,000	48,000	34,500	(429,371)	(346,871)

Net loss three months ended March 31, 2019	-	-	-	(13,877)	(13,877)
Balance, March 31, 2019	48,000,000	48,000	34,500	(443,248)	(360,748)

June 19, 2019 - 2,099,701 common stock shares
issued for cancellation of Notes Payable	2,099,701	2,100	125,750		127,850
Net loss three months ended June 30, 2019	-	-	-	(54,469)	(54,469)

Balance, June 30, 2019	50,099,701	$50,100	$160,250	$(497,717)	$(287,367)

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities:
Net loss	$(68,346)	$(28,198)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	(11,700)	-
Accounts Payable	5,156	(69,322)
Accounts Payable - Trade and Related Party	2,750	-
Interest Payable	11,507	8,532
Net cash used by operating activities	(60,633)	88,988

Financing activities:
Note Payable - Rheingrover	5,600	89,876
Shares to be Issued	250,000	-
Net cash provided by financing activities	255,600	89,876

Net increase (decrease) in cash	194,967	888

Cash, beginning of period	4,394	3,824

Cash, end of period	$199,361	$4,713

Supplemental Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Debt converted to Capital Stock	$127,850	$-
Debt converted to Royalty Agreement	$225,907	$-

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Down Holdings Inc. (the Company) was incorporated under the laws of the State of Nevada on January 17, 2013 as Ticket Corp.  The Company was formed to become a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

The Company is expanding its offerings into non ticketing product markets.  In order to facilitate the changes Ticket Corp has changed its name from Ticket Corp to Double Down Holdings Inc.  This name change will allow us to add different product lines to our company umbrella.  The next area Double Down Holdings Inc will be focusing on is the natural herbal oil and extract market with our product to be sold through the standard channels of distribution for the vertical market.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim financial statements of Double Down Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “Double Down”, “Double Down Holdings”, “we,” “us,” “our” or the “company” are to Double Down Holdings Inc.

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

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

If the company issues all shares convertible under the terms of the loans payable to Russell Rheingrover (see Related Party Transactions) the number of shares to be issued to Mr. Rheingrover would be $56,000 for the principal balance and $1,400 for the accrued interest if it is converted to shares.

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

Revenue

The Company had a single customer transaction in the three months ended June 30, 2019 with a related party, of which the performance obligation was to deliver resale tickets, which was fully performed at period end, resulting in $11,700 in accounts receivable, and no other remaining contracts were outstanding at June 30, 2019.

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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.    The company did not incur any software development costs during the three months ended June 30, 2019 or June 30, 2018.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through June 30, 2019 and a deficit of $497,717, or $0.01 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $199,361, anticipated revenues and loans from our directors when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the directors of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2019, $13,825 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  $2,750 of the funds were for payment of an outstanding balance to the Company’s auditor.  $5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.  The accrued interest on the convertible note as of June 30, 2019 was $140.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

On May 22, 2019 the Company entered into a Note Cancellation and Royalty Agreement with Russell Rheingrover, it’s CEO and director, whereby Mr. Rheingrover agreed to cancel certain existing convertible promissory notes issued from September 8, 2016 to December 22, 2018 in the principal and interest amount of $225,907 in exchange for a royalty on future sales of essential oil products by the Company in the amount of $0.05/30ml up to $225,907.

On June 19, 2019 the Company issued 2,099,701 restricted common stock shares to Russell Rheingrover as a result of the conversion of the following notes:

1.
A $35,000 10% Convertible Note issued on September 3, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $13,031. The conversion price was considered by management to be a fair price.

2.
A $25,000 10% Convertible Note issued on October 5, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $9,089. The conversion price was considered by management to be a fair price.

3.
A $35,000 10% Convertible Note issued on April 30, 2016, convertible at the conversion price of $0.10 per common stock share. The interest accrued on this note was $10,729. The conversion price was considered by management to be a fair price.

Mr. Rheingrover, who currently owns 70% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

NOTE 6. OTHER CURRENT LIABILITIES

On June 10, 2019 the Company received $250,000 from an investor to purchase 2,500,000 shares of common stock pursuant to a Common Stock Offering of 7,500,000 shares at $0.10 per share as approved by the Board of Directors on May 31, 2019.  The shares were not issued until July 14, 2019 and the amount of $250,000 has been recorded as a current liability as of June 30, 2019.

NOTE 7. AGREEMENTS

On May 1, 2019, the Company entered into a Marketing Consulting Agreement with Jonathan Boys, a director, of the Company.  Pursuant to the Marketing Consulting Agreement Mr. Boys shall implement plans and strategies and conduct market research to assist the Company move forward with their business plan.  In return the Company will make compensation payments to Mr. Boys based on successful client and investor introductions which result in moving the Company forward.  Mr. Boys is eligible to receive up to $100,000 in compensation over the term of the Marketing Consulting Agreement.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

On June 20, 2019 the Company entered into an Advisory Board Agreement with Ryan Mayer.  Per the terms of the Advisory Board Agreement, Mr. Mayer will assist and provide the Company with services including advising the Company on the methodology, ingredients, recipe and knowledge transfer that will enable the Company to create product in the natural herbal oil and extract market.  He will also advise the Company on the manufacturing blueprint for crafting the product.  For the services provided by Mr. Mayer shall receive 5,000,000 fully vested shares of Company common stock.  These shares will be founders shares that are being transferred from Russell Rheingrover, president and founder of the Company.

NOTE 8. STOCK TRANSACTIONS

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

On June 19, 2019 the Company issued 2,099,701 shares of common stock to Russell Rheingrover as a result of the conversion of three Convertible Notes in the amount of $127,850.

As of June 30, 2019, the Company had 50,099,701 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2019:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 50,099,701 shares issued and outstanding.

NOTE 10. PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2018, the Company had a net operating loss carry-forward of approximately $429,370. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.  As of June 30, 2019, the Company had a net operating loss carry-forward of approximately $498,000.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
Notes to Financial Statements
June 30, 2019
(Unaudited)

	June 30, 2019	December 31, 2018	December 31, 2017

Accumulated loss before income taxes per financial statements	$54,469	$55,617	$132,328
Income tax rate	21%	21%	21%
Income tax recovery	(11,438)	(11,680)	(27,789)
Permanent differences	-	-	-
Temporary differences	-	-	-
Valuation allowance change	11,438	11,680	27,789

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at June 30, 2019 are as follows:

	June 30, 2019	December 31, 2018	December 31, 2017

Net Operating Loss Carryforward	$101,576	$90,138	$78,488
Valuation Allowance	(101,576)	(90,138)	(78,488)
Net deferred income tax asset	$-	$-	$-

Net deferred income tax asset

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

NOTE 11.  SUBSEQUENT EVENTS

On June 10, 2019 the Company received $250,000 from an investor to purchase 2,500,000 shares of common stock pursuant to a Common Stock Offering of 7,500,000 shares at $0.10 per share as approved by the Board of Directors on May 31, 2019.  The shares were issued on July 14, 2019.

The Company evaluated all other events or transactions that occurred after June 30, 2019 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “our company,” “Double Down” refer to Double Down Holdings Inc.

Business

Double Down Holdings Inc. (“the Company”) was incorporated under the laws of the State of Nevada on January 17, 2013 as Ticket Corp.  The Company was formed to become a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

Double Down is a fully compliant and operational company is moving to diversify its focus and migrate away from event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the company has developed. As the secondary market for live event commerce enters a declining stage the company has shifted its resources into high growth markets under the new name of Double Down Holdings Inc.  Among the markets the company is entering is the burgeoning market for essential oils and extracts particularly as it relates to wellness. We believe we possess some unique attributes and processes that will enable us to achieve market penetration fairly rapidly.

In order to facilitate these changes the company is filing the necessary articles with the SEC and the OTC markets to officially enact the change of business and the name change. Once that is completed (estimated to be end of September 2019) the company will file for a symbol with FINRA to begin trading on the OTC marketplace.

Double Down CBD

The company has set up a division named Double Down CBD. This mission of this group is to deliver to the market the most effective and impactful wellness products available. Double Down CBD has some very unique processes and attributes that creates significant differentiation and potential separation from existing products which will be discussed in more detail below.

https://doubledowncbd.com/

CBD Market Overview

CBD is a non-psychoactive cannabinoid found in cannabis. It has experienced rapid growth in the last two years. Unlike THC, the chemical compound that gives cannabis its effect, CBD has no psychoactive attributes. It has been shown to help quell inflammation and provide a soothing calmness to the body’s reaction to stress. According to Healthline it has been documented to provide significant relief to a myriad of conditions including providing relief from the effects of arthritis, MS and PTSD.

https://www.healthline.com/nutrition/cbd-oil-benefits

The CBD market is a large with many products in a number of segmented markets. Yet the market size is a mere fraction of what it will become in a relatively short period of time. According to Rolling Stone magazine the overall market for CBD products was 390 million in 2018 and is expected to grow to 22 BILLION by 2022. https://www.rollingstone.com/culture/culture-news/new-study-cbd-market-22-billion-2022-722852/

Our Products

Double Down CBD brings a very unique product to the market. Exponential market growth brings an influx of products to the market. Many of these products in fact the majority of them are rushed to market to try to capture an uninformed and overwhelmed consumer. They make outrageous claims of potency and potential uses without any real qualification. The end result is that there are many overpriced products that under delivering greatly on their claims.

Our product development methodology has been cultivated for many years and has gone through numerous cycles of testing and refinement. The result of that is a CBD tincture that in our qualified opinion is the most effective on the market. The product has many beta test users all independent of the company. The information gathered from these users was overwhelmingly positive. The users all reported significant wellness affects from their initial usage. Many stated that the affects were immediate. Some of the wellness issues facing our beta users consisted of but were not limited to: Arthritis, Bell’s Palsy, PTSD, Insomnia, Anxiety, and Migraine Headaches.

The Company will launch Double Down CBD Oil in the summer of 2019.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

We generated $11,700 and $124 in revenues for the three months ending June 30, 2019 and 2018, respectively.  Our cost of goods sold was $7,944 and $189 for the three months ending June 30, 2019 and 2018, respectively, resulting in a gross profit (loss) of $3,756 and $(65) for the three months ending June 30, 2019 and 2018, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $52,994 and $15,721 for the three months ended June 30, 2019 and 2018, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $5,231 and $4,266 for the three months ended June 30, 2019 and 2018, respectively, resulting in net losses of $54,469 and $20,052.

Six Months Ended June 30, 2019 and 2018

We generated $11,700 and $175 in revenues for the six months ending June 30, 2019 and 2018, respectively.  Our cost of goods sold was $8,025 and $346 for the six months ending June 30, 2019 and 2018, respectively, resulting in a gross profit (loss) of $3,675 and $(171) for the six months ending June 30, 2019 and 2018, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $60,514 and $19,495 for the six months ended June 30, 2019 and 2018, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $11,507 and $8,532 for the six months ended June 30, 2019 and 2018, respectively, resulting in net losses of $68,346 and $28,198.

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

On June 19, 2019 the Company issued 2,099,701 shares of common stock to Russell Rheingrover as a result of the conversion of three Convertible Notes in the amount of $127,849.75.

As of June 30, 2019, the Company had 50,099,701 shares of common stock issued and outstanding.

As of June 30, 2019, $13,825 is owed to Russell Rheingrover, CEO.  $100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.  $5,375 of the funds were for payment of an outstanding balance to DDC for software development.  $2,750 of the funds were for payment of an outstanding balance to the Company’s auditor.  $5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.  The accrued interest on the convertible note as of June 30, 2019 was $140.

On May 22, 2019 the Company entered into a Note Cancellation and Royalty Agreement with Russell Rheingrover, it’s CEO and director, whereby Mr. Rheingrover agreed to cancel certain existing convertible promissory notes issued from September 8, 2016 to December 22, 2018 in the principal and interest amount of $225,907 in exchange for a royalty on future sales of essential oil products by the Company in the amount of $0.05/30ml up to $225,907.

On June 19, 2019 the Company issued 2,099,701 restricted common stock shares to Russell Rheingrover as a result of the conversion of the following notes:

1.
A $35,000 10% Convertible Note issued on September 3, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $13,031. The conversion price was considered by management to be a fair price.

2.
A $25,000 10% Convertible Note issued on October 5, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $9,089. The conversion price was considered by management to be a fair price.

3.
A $35,000 10% Convertible Note issued on April 30, 2016, convertible at the conversion price of $0.10 per common stock share. The interest accrued on this note was $10,729. The conversion price was considered by management to be a fair price.

Mr. Rheingrover, who currently owns 70% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

On June 10, 2019 the Company received $250,000 from an investor to purchase 2,500,000 shares of common stock pursuant to a Common Stock Offering of 7,500,000 shares at $0.10 per share as approved by the Board of Directors on May 31, 2019.  The shares were not issued until July 14, 2019 and the amount of $250,000 has been recorded as Shares to be Issued as of June 30, 2019.

As of June 30, 2019, our company had accounts receivable of $11,700 and accounts payable of $8,556.

The following table provides selected financial data about our company for the period ended June 30, 2019.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	6/30/2019

Cash	$199,361
Total assets	$211,061
Total liabilities	$498,428
Stockholder’s equity	$(287,367)

We are actively working to advance our business plan. We have generated $396,698 in revenue since inception (January 17, 2013) through June 30, 2019.

We are an active development stage business.  In order to implement our business plan, we have completed the following steps to date:

1.	Purchased our domain name www.Ticketcorp.com (which website is expressly not included or incorporated by reference to this filing) in January 2013.
2.	Retained a web designer as of February 2013 who has designed our company logo and website, which is currently an active website.
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

Plan of Operation

The Company is diversifying its focus into non-event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the company has developed. As the secondary market for live event commerce enters a declining stage the company is poised to shift its resources into some high growth markets.

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

CBD Platform

On May 1, 2019, the Company entered into a Marketing Consulting Agreement with Jonathan Boys, a director, of the Company.  Pursuant to the Marketing Consulting Agreement Mr. Boys shall implement plans and strategies and conduct market research to assist the Company move forward with their business plan.  In return the Company will make compensation payments to Mr. Boys based on successful client and investor introductions which result in moving the Company forward.  Mr. Boys is eligible to receive up to $100,000 in compensation over the term of the Marketing Consulting Agreement.

On June 20, 2019 the Company entered into an Advisory Board Agreement with Ryan Mayer.  Per the terms of the Advisory Board Agreement, Mr. Mayer will assist and provide the Company with services including advising the Company on the methodology, ingredients, recipe and knowledge transfer that will enable the Company to create product in the natural herbal oil and extract market.  He will also advise the Company on the manufacturing blueprint for crafting the product.  For the services provided by Mr. Mayer shall receive 5,000,000 fully vested shares of Company common stock.  These shares will be founders shares that are being transferred from Russell Rheingrover, president and founder of the Company.

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

Liquidity and Capital Resources

Our assets at June 30, 2019 were $199,361 cash in the bank and $11,700 in accounts receivable.  Management estimates our current monthly “burn rate” to be $15,000 and estimate our current cash and receivables will last through July 2020, if no additional revenues are realized or without loans from the directors.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Note Conversion:

On May 22, 2019 the Company entered into a Note Cancellation and Royalty Agreement with Russell Rheingrover, it’s CEO and director, whereby Mr. Rheingrover agreed to cancel certain existing convertible promissory notes issued from September 8, 2016 to December 22, 2018 in the principal and interest amount of $225,907 in exchange for a royalty on future sales of essential oil products by the Company in the amount of $0.05/30ml up to $225,907.

On June 19, 2019 the Company issued 2,099,701 restricted common stock shares to Russell Rheingrover as a result of the conversion of the following notes:

1.
A $35,000 10% Convertible Note issued on September 3, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $13,031.  The conversion price was considered by management to be a fair price.

2.
A $25,000 10% Convertible Note issued on October 5, 2015, convertible at the conversion price of $0.05 per common stock share. The interest accrued on this note was $9,089. The conversion price was considered by management to be a fair price.

3.
A $35,000 10% Convertible Note issued on April 30, 2016, convertible at the conversion price of $0.10 per common stock share. The interest accrued on this note was $10,729. The conversion price was considered by management to be a fair price.

Common Stock Offering:

On June 10, 2019 the Company received $250,000 from an investor to purchase 2,500,000 shares of common stock pursuant to a Common Stock Offering of 7,500,000 shares at $0.10 per share as approved by the Board of Directors on May 31, 2019.  The shares were not issued until July 14, 2019 and the amount of $250,000 has been recorded as a current liability as of June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

Compensatory Arrangements of Certain Officers

(d) Election of Directors

On May 12, 2019, Jonathan Boys was appointed to the Board of Directors (the "Board") of Double Down Holdings Inc. (the "Company"), effective immediately.

Mr. Boys, 51, has worked independently for himself for the prior five years. He was a senior construction executive with over 20 years of experience in sales and business development, project management.  He is successful and experienced in managing a portfolio of high-end projects for private as well as corporate clients with an emphasis on risk mitigation and issue resolution to ensure critical path achievement and maximum profits. He brings a wealth of knowledge in operational planning and process improvements within rapidly changing requirements. Mr. Boys received City and Guilds in carpentry from Brighton Technology College. Mr. Boys has played an active role in raising capital for start-up companies to secure future funding.

The Company believes Mr. Boys record as a proven project manager and start-up company fundraiser qualifies him to be a director of the Company.

At this time, compensation for Mr. Boys’ service to the Company as a director has not been determined.

Item 5.03 Amendments to Articles of Incorporation or Bylaws

Effective May 12, 2019, the Company amended its Articles of Incorporation to change its legal name from Ticket Corp to Double Down Holdings Inc. (the “Name Change”). On May 12, 2019, the Company’s Board of Directors also adopted amendments to its Bylaws reflecting the Name Change, effective as of May 12, 2019. Outstanding stock certificates for shares of the Company continue to be valid and do not need to be exchanged.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2019.

Double Down Holdings Inc., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer, Director

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer

By: /s/ Jonathan Boys
Jonathan Boys
Director