Form 10-Q
period 2019-09-30
Double Down Holdings Inc.
filed 2019-11-21
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Commission file number 000-55547

Double Down Holdings Inc.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  52,899,701 shares as of November 20, 2019.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$172,766	$4,394
Accounts Receivable	11,700	-
Inventory	8,311	-
Restricted Cash - Share Buyback	18,000	-
Total Current Assets	210,776	4,394

TOTAL ASSETS	$210,776	$4,394

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:
Accounts Payable	$5,871	$3,400
Interest Payable	140	54,247
Due to Related Party	13,330	293,617
Total Current Liabilities	19,341	351,264

Long Term Liabilities:
Royalty Agreement Payable	225,907	-

TOTAL LIABILITIES	245,248	351,264

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value; 52,899,701 and 48,000,000
shares issued and outstanding at September 30, 2019 and December 31, 2018	52,900	48,000
Paid in capital	437,450	34,500
Accumulated deficit	(524,821)	(429,370)

Total Stockholders' Equity (Deficit)	(34,472)	(346,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$210,776	4,394

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUES	$-	$-	$11,700	$175

TOTAL REVENUES	-	-	-	175

COST OF GOODS SOLD
Merchant Account Fees	81	126	243	472
Purchases - Resale Tickets	-	-	7,863	-
TOTAL COST OF GOODS SOLD	81	126	8,106	472

GROSS PROFIT	(81)	-126	3,594	-297

Operating Expenses:
General and administrative	5,453	2,326	12,594	4,641
Professional Fees	21,570	1,708	74,945	18,888
Total Expenses	27,024	4,034	87,539	23,529

Net loss from operations	(27,105)	(4,160)	(83,945)	(23,826)

Other Income/Expense:
Interest Expense	-	(10,296)	(11,507)	(18,827)
Total Other Income/Expense	-	(10,296)	(11,507)	(18,827)

Provision for taxes	-	-	-	-

Net Income (loss)	$(27,105)	$(14,456)	$(95,452)	$(42,653)

Net loss per share:
Basic and diluted	$(0.001)	$(0.000)	$(0.002)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	51,033,034	48,000,000	51,033,034	48,000,000

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, December 31, 2017	48,000,000	$48,000	34,500	$(373,753)	$(291,254)

Net loss three months ended March 31, 2018	-	-	-	(8,146)	(8,146)
Balance, March 31, 2018	48,000,000	48,000	34,500	(381,899)	(299,399)

Net loss three months ended June 30, 2018	-	-	-	(20,052)	(20,052)
Balance, June 30, 2018	48,000,000	48,000	34,500	(401,951)	(319,451)

Net loss three months ended September 30, 2018	-	-	-	(14,456)	(14,456)
Balance, September 30, 2018	48,000,000	48,000	34,500	(416,407)	(333,907)

Net loss three months ended December 31, 2018	-	-	-	(12,963)	(12,963)
Balance, December 31, 2018	48,000,000	48,000	34,500	(429,371)	(346,871)

Net loss three months ended March 31, 2019	-	-	-	(13,877)	(13,877)
Balance, March 31, 2019	48,000,000	48,000	34,500	(443,248)	(360,748)

June 19, 2019 - 2,099,701 common stock shares
issued for cancellation of Notes Payable	2,099,701	2,100	125,750		127,850
Net loss three months ended June 30, 2019	-	-	-	(54,469)	(54,469)
Balance, June 30, 2019	50,099,701	50,100	160,250	(497,717)	(287,367)

Common Stock issued July 2019	2,800,000	2,800	277,200		280,000
Net loss three months ended September 30, 2019	-	-	-	(27,105)	(27,105)
Balance, September 30, 2019	52,899,701	$52,900	$437,450	$(524,821)	$(34,472)

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating activities:
Net loss	$(95,451)	$(42,653)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Accounts Receivable	(11,700)	$-
Inventory	(8,311)	-
Accounts Payable	2,471	(68,286)
Accounts Payable - Related Parties	2,255	-
Interest Payable	11,507	18,827
Net cash used by operating activities	(99,228)	(92,112)

Financing activities:
Note Payable - Rheingrover	5,600	93,475
Common Stock	280,000	-
Common Stock Buyback Pending	-	-
Net cash provided by financing activities	285,600	93,475

Net increase (decrease) in cash	186,372	1,363

Cash, beginning of period	4,394	3,824

Cash, end of period	$190,766	$5,188

Supplemental Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Debt converted to Capital Stock	$127,850	$-
Debt converted to Royalty Agreement	$225,907	$-

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Double Down Holdings Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 17, 2013 as Ticket Corp.  The Company was formed as a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide.

Recently, the Company has expanded its offerings into non-ticketing product markets.  Consistent with this expansion, the Company changed its name to Double Down Holdings Inc. The current new additional area Double Down Holdings Inc is focusing on is the natural herbal oil and extract market with our product to be sold through the standard channels of distribution for the vertical market.

The Company is in an active and operational stage.  Its activities to date include, but are not limited to, organization, raising investment capital, supply chain development, development of its operational mobile ticket application, formulation of its herbal oil and extracts, and distribution development. The Company is in the early stages of sales and collecting revenue.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Unless the context otherwise requires, all references to “Ticket Corp.”, “Double Down”, “Double Down Holdings”, “we,” “us,” “our” or the “Company” are to Double Down Holdings Inc.

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

If a $5,600 principal convertible note issued to Russell Rheingrover (see Related Party Transactions below) is converted to shares of Company common stock on its terms, the Company would issue to Mr. Rheingrover 56,000 shares for the principal balance, and 1,400 shares for the accrued interest calculated as of September 30, 2019.

Inventory Policy

The Company is using the average cost inventory method for inventory costing.  Currently, the entire inventory of $8,311 is Raw Materials.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

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

Revenue

The Company had a single customer transaction in the nine months ended September 30, 2019 with a related party, of which the performance obligation was to deliver resale tickets, which was fully performed at period end, resulting in $11,700 in accounts receivable, and no other remaining contracts were outstanding at September 30, 2019.

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

The Company adopted ASC 606 as of January 1, 2019 utilizing the modified retrospective approach, which had no material impact on the Company’s financial statements given the limited revenue in comparative periods.

Software Development Costs

The Company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.    The Company did not incur any software development costs during the nine months ended September 30, 2019 or September 30, 2018.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through September 30, 2019 and a deficit of $524,821, or $0.01 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $190,766, accounts receivable, anticipated revenues and loans from our directors when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the directors of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of September 30, 2019, $13,330 is owed to Russell Rheingrover, CEO.

(i)	$100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.
(ii)	$5,375 of the funds were for payment of an outstanding balance to DDC for software development.
(iii)	$2,750 of the funds were for payment of an outstanding balance to the Company’s auditor.
(iv)
$5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.  The accrued interest on the convertible note as of September 30, 2019 was $140.

(v)	There was a ($495) adjustment of the funds to correct for a reimbursement to Mr. Rheingrover made in error, in a prior period.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

On May 22, 2019 the Company entered into a Note Cancellation and Royalty Agreement with Russell Rheingrover, it’s CEO and director, whereby Mr. Rheingrover agreed to cancel certain then-existing convertible promissory notes issued from September 8, 2016 to December 22, 2018 in the principal and interest amount of $225,907 in exchange for a royalty on future sales of essential oil products by the Company in the amount of $0.05/30ml up to $225,907.

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

Mr. Rheingrover, who currently owns 38% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

NOTE 6. AGREEMENTS

On May 1, 2019, the Company entered into a Marketing Consulting Agreement with Jonathan Boys, a director of the Company.  Pursuant to the Marketing Consulting Agreement Mr. Boys shall implement plans and strategies and conduct market research to assist the Company move forward with their business plan.  In return the Company will make compensation payments to Mr. Boys based on successful client and investor introductions which result in moving the Company forward.  Mr. Boys is eligible to receive up to $100,000 in compensation over the term of the Marketing Consulting Agreement.

On June 20, 2019 the Company entered into an Advisory Board Agreement with Ryan Mayer.  Per the terms of the Advisory Board Agreement, Mr. Mayer will assist and provide the Company with services including advising the Company on the methodology, ingredients, recipe and knowledge transfer that will enable the Company to create product in the natural herbal oil and extract market.  He will also advise the Company on the manufacturing blueprint for crafting the product.  For the services provided, Mr. Mayer received 5,000,000 fully vested shares of Company common stock from Mr. Rheingrover, officer and director of the Company.

NOTE 7. STOCK TRANSACTIONS

On January 31, 2013, the Company issued a total of 33,000,000 shares of common stock to its sole officer and director Mr. Rheingrover for cash in the amount of $0.001 per share for a total of $33,000.

The Company’s Registration Statement on Form S-1 was declared effective by the SEC on July 25, 2014.  In October 2014, the Company sold 15,000,000 shares of common stock to 50 independent shareholders at a price of $0.033 per share for total proceeds of $49,500, pursuant to the prospectus within the Registration Statement.

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

On June 19, 2019 the Company issued 2,099,701 shares of common stock to Russell Rheingrover as a result of the conversion of three Convertible Notes in the amount of $127,850.

On July 1, 2019 the Company sold 2,500,000 shares of common stock to an investor at a price of $0.10 per share for total proceeds of $250,000.

On July 18, 2019 the Company sold 300,000 shares of common stock to an investor at a price of $0.10 per share for total proceeds of $30,000.

As of September 30, 2019, the Company had 52,899,701 shares of common stock issued and outstanding.

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock.  There are no legal restrictions on the cash, and the Company has earmarked it for a future stock buyback.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2019:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 52,899,701 shares issued and outstanding.

NOTE 9.  PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2018, the Company had a net operating loss carry-forward of approximately $429,370. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.  As of September 30, 2019, the Company had a net operating loss carry-forward of approximately $525,000.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	September 30, 2019	December 31, 2018

Accumulated loss before income taxes per financial statements	$106,958	$55,617
Income tax rate	21%	21%
Income tax recovery	(22,461)	(11,680)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	22,461	11,680

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at September 30, 2019 are as follows:

DOUBLE DOWN HOLDINGS INC.
(formerly TICKET CORP.)
NOTES TO FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

	September 30, 2019	December 31, 2018

Net Operating Loss Carryforward	$106,958	$90,138
Valuation Allowance	(106,958)	(90,138)
Net deferred income tax asset	$-	$-

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2019 up through date the Company issued these financial statements and found no subsequent event that needed to be reported.

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

Double Down is a fully compliant and operational company is moving to diversify its focus and migrate away from event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the company has developed. As the secondary market for live event commerce enters a declining stage the company has shifted its resources into high growth markets under the new name of Double Down Holdings Inc.  Among the markets the company is entering is the burgeoning market for essential oils and extracts particularly as it relates to wellness. We believe we possess some unique attributes and processes that will enable us to achieve market penetration fairly rapidly

In order to facilitate these changes the company is filing the necessary articles with the SEC and the OTC markets to officially enact the change of business and the name change. Once that is completed (estimated to be end of November 2019) the company will file for a symbol with FINRA to begin trading on the OTC marketplace.

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

The Company will launch Double Down CBD Oil in late 2019.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

We generated no revenues for the three months ending September 30, 2019 and 2018, respectively.  Our cost of goods sold was $81 and $126 for the three months ending September 30, 2019 and 2018, respectively, resulting in a gross profit (loss) of $(81) and $(126) for the three months ending September 30, 2019 and 2018, respectively.    The cost of goods sold were merchant account fees which are incurred regardless of sales.  We incurred operating expenses of $27,024 and $4,034 for the three months ended September 30, 2019 and 2018, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $0 and $10,296 for the three months ended September 30, 2019 and 2018, respectively, resulting in net losses of $27,105 and $14,456.

Nine Months Ended September 30, 2019 and 2018

We generated $11,700 and $175 in revenues for the nine months ending September 30, 2019 and 2018, respectively.  Our cost of goods sold was $8,106 and $472 for the nine months ending September 30, 2019 and 2018, respectively, resulting in a gross profit (loss) of $3,594 and $(297) for the nine months ending September 30, 2019 and 2018, respectively.    The difference in revenue was due to the demand for tickets of the available shows and sporting events in the Bay area.  We incurred operating expenses of $87,539 and $23,529 for the nine months ended September 30, 2019 and 2018, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  We recorded interest expense of $11,507 and $18,827 for the nine months ended September 30, 2019 and 2018, respectively, resulting in net losses of $95,452 and $42,653.

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

On July 1, 2019 the Company sold 2,500,000 shares of common stock to an investor at a price of $0.10 per share for total proceeds of $250,000.

On July 18, 2019 the Company sold 300,000 shares of common stock to an investor at a price of $0.10 per share for total proceeds of $30,000.

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock.

As of September 30, 2019, the Company had 52,899,701 shares of common stock issued and outstanding.

As of September 30, 2019, $13,330 is owed to Russell Rheingrover, CEO, as due to related party.  $100 of the funds were loaned by him to the Company to open the bank account.  $7,630 of the funds were for payments he made on behalf of the company from personal funds.  These amounts are non-interest bearing with no specific repayment terms.  $5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019.  Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price.  The accrued interest on the convertible note as of September 30, 2019 was $140.

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

Mr. Rheingrover, who currently owns 38% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

As of September 30, 2019, our company had accounts receivable of $11,700 and accounts payable of $5,871.

The following table provides selected financial data about our company for the period ended September 30, 2019.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	9/30/2019

Cash	$172,766
Total assets	$210,776
Total liabilities	$245,248
Stockholder’s equity	$(34,472)

We are an active development stage business, working to advance our business plan. We have generated $396,698 in revenue since inception (January 17, 2013) through September 30, 2019.

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

The company started to produce volume test batches of its CBD tincture. These batches are being produced for two reasons. 1) Continue with our beta testing program to continue to gather product feedback and record the results of effectiveness. 2) Move toward a final stable and reproducible master release so the company can start volume processing, packaging and shipping.

Beta users:

The CBD Tincture currently has many beta test users all independent of the company. The information gathered from these users has been overwhelmingly positive. The users have all reported significant wellness affects from their initial usage. Many stated that the affects were immediate. Some of the wellness issues facing our beta users consisted of but were not limited to: Arthritis, Bell’s Palsy, PTSD, Insomnia, Anxiety, and Migraine Headaches.

Volume manufacturing:

The company made key equipment acquisitions which enabled the company to produce the small volume batches as described above. In addition, the company has engaged a third-party design and manufacturing firm to build a custom extraction system for volume manufacturing.

Material Supply, Packaging and Bottling:

The company has entered into a partnership with key suppliers for providing us with premium quality processing material. The company has pre-paid for a large volume of material that is scheduled to be delivered in tranches over the next three months. In addition, the company is finalizing its retail packaging and bottling. The company is using 100 percent recycled materials in its packaging.

Intellectual Property:

Our product development methodology has been cultivated over many years and has gone through numerous cycles of testing and refinement. The result of that is a CBD tincture that in our qualified opinion is unique in its composition, creation and effectiveness. Based on those variables the company is moving forward with protecting its intellectual property and has started the process of filing related patents. We believe these patent applications will be filed with the U.S. Patent Office in the 4th quarter, 2019.

The Company is expanding its offerings into non ticketing product markets but not abandoning the ticket sale platform development.

Proposed Objectives 2019 – Ticket Platform

Launch first phase of B2B product offering

Develop sales and marketing plan for new B2B offering including partnership white paper and submission to Ticketing Technology Summit Awards

Finalize testing of Shindig 3.0 for additional functionality for Q4 2019 release focusing on the social enhancements for the app

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

Liquidity and Capital Resources

Our assets at September 30, 2019 were $172,766 cash in the bank, $11,700 in accounts receivable, $8,311 in inventory and $18,000 in restricted cash.  Management estimates our current monthly “burn rate” to be $15,000 and estimate our current cash and receivables will last through July 2020, if no additional revenues are realized or without loans from the directors.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Common Stock Offering:

Pursuant to a Common Stock Offering of 7,500,000 shares at $0.10 per share as approved by the Board of Directors on May 31, 2019, the following shares have been issued:

On June 10, 2019 the Company received $250,000 from an investor to purchase 2,500,000 shares of common stock.

On July 18, 2019 the Company received $30,000 from an investor to purchase 300,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of November, 2019.

Double Down Holdings Inc., Registrant

By: /s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer, Director

By: /s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Principal Financial Officer and Principal Accounting Officer

By: /s/ Jonathan Boys
Jonathan Boys
Director