Form 10-K
period 2019-12-31
Double Down Holdings Inc.
filed 2020-06-25
CIK 1570279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-55547

Double Down Holdings Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-1838178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1135 Terminal Way, Suite 209

Reno, NV 89502

e-mail: info@doubledownholdingsinc.com

Telephone (775)352-3936 Fax (775)201-8190

 (Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting Company, or an emerging growth Company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting Company,” and “emerging growth Company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to June 30, 2019, was approximately $3,750,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 9, 2019, the registrant had 53,779,701 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Documents Incorporated By Reference None

DOUBLE DOWN HOLDINGS INC.

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the “bespeaks caution doctrine” and/or the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements, although some forward-looking statements are expressed differently. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity or our achievements or industry results, to be materially different from any future results, performance levels of activity or our achievements or industry results expressed or implied by such forward-looking statements. Such forward looking statements appear in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from anticipated results expressed or implied by forward-looking statements include, among others:

•	our ability to manage our new business model in the current competitive environment

•	our ability to obtain sufficient capital or strategic business arrangements to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the funding of our clinical trials for product candidates in our development programs

•	our ability to build and maintain the management and human resources infrastructure necessary to support the growth of our business

The factors discussed herein, including those selected risks described in Item 1A. “Risk Factors” and elsewhere in this Annual Report and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”) which are available for review at www.sec.gov under “Search for Company Filings” could cause actual results and developments to be materially different from those expressed or implied by such statements. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “our Company,” “Double Down”, “Double Down Holdings or the “Company” refer to Double Down Holdings Inc.

Item 1. Business

General Information

Double Down Holdings Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 17, 2013 as Ticket Corp. We are an active Company with $396,523 in revenues since inception.

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

We received our initial funding of $33,000 through the sale of common stock to Russell Rheingrover, an officer and director who purchased 33,000,000 shares of our common stock at $0.001 per share on January 31, 2013. Our financial statements from inception (January 17, 2013) through December 31, 2019 report $396,523 in revenues and an accumulated deficit of $562,348. Our total stockholders’ equity as of December 31, 2019 is $(998). Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We completed our initial offering and are continuing to move forward in the execution of our full business plan. Our assets at December 31, 2019 were $140,007 in cash, $11,700 in accounts receivable, $34,864 in inventory, $9,825 in prepaid expenses and $50,654 in machinery and equipment. Management estimates our current monthly “burn rate” to be $10,000 and estimate our current cash and receivables will last through June 2020, if no additional revenues are realized and no further funds are advanced from the director.

Mr. Rheingrover, who currently owns 37% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets. He currently devotes approximately 40 hours per week of his business time to our affairs and 5 hours per week to Jiffy Tickets. He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets. Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

There is no current public market for our common stock. We are currently working with a market maker on an application for trading of our common stock on OTC Markets. We can provide no assurance that our shares will be traded on OTC Markets, or if traded, that a public market will materialize.

Operations and Products

Prior to 2019, the Company was solely a provider of tickets, merchandise and social media communications driven primarily through its mobile application technology in the United States and a provider of premium seats and entrance to concerts, sporting events, theatre and entertainment, including corporate and group ticketing, special events and promotions worldwide. The Company continues to service ticket and event requests.

In 2019, as the secondary market for live event commerce enters a declining stage, the Company diversified its business operations to make its ticketing and event-based product offerings as a secondary business and shifted its primary focus to other high growth markets. The Company is looking to markets that can leverage its infrastructure, data gathering and geolocating technology platform the Company previously developed for its ticketing business. The first new market the Company has entered is essential oils and extracts particularly as it relates to wellness.

Double Down CBD

The Company has set up a division named Double Down CBD with the mission to deliver to the market effective and impactful wellness products. Double Down CBD has some very unique processes and attributes that create significant differentiation and potential separation from existing products. Double Down CBD brings a very unique product to the market. Exponential market growth brings an influx of products to the market.

We intend to craft, market and ship a number of wellness products including but not limited to Sublingual Tinctures and Roll-ons for consumers as well as pets, including the Canine, Feline and Equine markets.

The Company is producing volume test batches of its CBD tincture. These batches are being produced for two reasons: 1) Continue with our beta testing program to continue to gather product feedback and record the results of effectiveness, 2) Move toward a final stable and reproducible master release so the Company can start volume processing, packaging and shipping.

Beta users:

The CBD Tincture currently has many beta test users - all independent of the Company. The information gathered from these users has been overwhelmingly positive. The users have all reported significant wellness affects from their initial usage. Many stated that the affects were immediate.

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

2020 Plan of Operation

The Company intends to execute on the following processes and activities in the fiscal year 2020 as follows:

Q1: In Q1 the Company has completed the following milestones:

The Company has identified and contacted a licensed bottling facility in California that will allow the product to be filled in bottles, packaged and shipped to potential customers and resellers.

The Company has continued its package design and labels and selected its bottles and applicators. In addition, the Company is in its final steps to finalize its pricing to end users and resellers.

The Company worked to develop the beta version of its website and initiate its development of its social media accounts.

The Company designed its customer support organization and staffing allowing it to respond to customer inquiries, ship product samples, and communicate with customers, affiliates and resellers.

The Company implemented its inventory control and order processing systems.

Q2: In Q2 the Company plans to do the following:

The Company intends to install its processing plant and related ancillary products needed to manufacture the product. The goal is to install the equipment at the facility of the bottling and packaging partner.

The Company intends to refine and finalize its production process, product recipe and final packaging in Q2.

The Company intends to engage a qualified, licensed, independent testing laboratory to provide certified analytic data on the composition, attributed, purity and safety of the product

In addition, the Company intends to launch its website and social media accounts in the Q2.

The Company plans on shipping its first consumer product in Q2 to consumers and resellers. The Company intends to have a select group of resellers signed up to carry the initial product in Q2. In addition, the Company plans to select and engage qualified affiliates and influencers.

The Company intends to launch its media relations and communications programs and processes in Q2.

The Company intends to develop and produce a new hybrid consumer product and implement a beta testing program to quantify the effectiveness and wellness results with our independent beta users.

The Company intends to solidify its raw materials supply chain with its partner farms to ensure that the desired plant strains are cultivated on the Company’s behalf.

Q3: In Q3 the Company plans to do the following:

The Company intends to expand its distribution channel in North America.

The Company intends to launch additional products in Q3 including its first entry into the pet market with the Canine version of the CBD.

The Company intends to launch a 60ML version of the original consumer product in Q3.

The Company intends to launch a new product for human consumers in Q3.

The Company intends to complete the beta versions of its topical products in Q3 and implement a beta testing program to document beta user results and effectiveness

The Company intends to design, produce or procure an applicator that will be more efficient for dosing of pet products.

Q4: In Q4 the Company plans to do the following:

The Company intends to launch its first topical products in Q4. These products are applied topically to joints and muscles.

The Company intends to open up mainstream distribution for its topical products, targeting major retail pharmacy and grocery chains.

In addition, the Company intends to launch its second pet product in Q4 which will be the feline product developed for cats.

The Company intends on developing its beta version of the Equine product and will implement its beta user testing program.

Distribution methods of the products or services

The Company intends to develop consumer sales channels including but not limited to:

o	Large scale industry focused distribution partners
o	Mainstream National Chains (Grocery and Pharmacy)
o	Independent and small chain wellness and vape stores

In addition, the Company intends to market it sales direct to consumers through the following:

○	Through the Company website and Social Media outlets
○	Through a subscription-based purchase program which provides the customer with automatic monthly refills

Pricing

Our pricing is based on an assessment of key market indicators which may include but is not limited to:

○	Competitive Tier 1 products in the marketplace
○	Feedback from our beta customers
○	A what the market will bear analysis
○	Equilibrium point between target gross margin and cost of goods

Overview of the Essential Oils and Extracts Market

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

The CBD market is a large with many products in a number of segmented markets. Today the market size is a mere fraction of what it will become in a relatively short period of time. According to Rolling Stone magazine the overall market for CBD products was 390 million in 2018 and is expected to grow to 22 billion by 2022. https://www.rollingstone.com/culture/culture-news/new-study-cbd-market-22-billion-2022-722852/

Competition, competitive position in the industry and methods of competition

There are numerous products on the market that come from a single source or few sources overseas and consist of low potency isolates. These products tend to be a drag on the market as a whole as they offer little to no actual benefits to the consumer. There are however some successful products on the market that though not crafted as uniquely as our should be considered strong competitors.

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

Sources and availability of raw materials and the names of principal suppliers

We intend to acquire our raw plant material from farms and cultivators in the Pacific Northwest in which we have developed relations with and provide us with premium, organic, pesticide free flower.

Need for any government approval of principal products or services

The Company will be subject to numerous state laws and regulations that require the disclosure of specified information on the content of our products. It is our intention to conform with each state by state regulations where our product is sold.

Effect of existing or probable governmental regulations on the business

The Company will be subject to numerous state and local licensing laws and laws that require the disclosure of specified information as to the contents of its products, its manufacture point of origin and its compliance with each State by State regulations.

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

Research and development activities during the last two years

We have expended funds and activities for research and development costs since inception including but not limited to:

•	Development of the Unique Product Sublingual Formula
•	Development of the Unique Product Topical Formula
•	Development of a unique process to craft the product from raw material to bottling
•	Design and contract manufactured of a one of a kind processing plant
•	Filed Patents on both the formula and the process with the US Patent Office

Number of total employees and number of full-time employees

We currently have two full-time employees, and a number of contracted personnel including in the areas of business and technology development. Our officers, Russell Rheingrover and Kristi Ann Nelson plan to devote as much time to our business as is necessary and currently are responsible for our general strategy, fund raising and customer relations and product development. Mr. Rheingrover estimates he is currently devoting approximately 40 hours per week to Company matters and Ms. Nelson estimates she is spending approximately 2 hours on Company matters per week. Once sales support the expense, we may hire additional staff.

Mr. Rheingrover, who currently owns 37% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets. He currently devotes approximately 40 hours of his business time per week to our affairs and 5 hours per week to Jiffy Tickets. He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets. Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

Item 1A.  Risk Factors

Not Required.

Item 1B.  Unresolved Staff Comments

None.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our common stock. Through a market maker we have initiated an application for trading of our common stock on OTC Markets. We can provide no assurance that our shares will be traded on OTC Markets, or if traded, that a public market will materialize.

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

Recent sales of unregistered securities; use of proceeds from registered securities.

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of December 31, 2019 the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

On October 20, 2019 the Company sold 660,000 shares of common stock to four (4) investors at a price of $0.10 per share for total proceeds of $66,000.

On December 23, 2019 the Company sold 220,000 shares of common stock to two (2) investors at a price of $0.10 per share for total proceeds of $22,000.

On December 30, 2019 the Company sold 10,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $1,000. The shares were not issued until January 2020.

As of December 31, 2019, the Company had 53,779,701 shares of common stock issued and outstanding.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis (“MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. The following MD&A should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report. The MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.

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

Results of Operations for the years ended December 31, 2019 and December 31, 2018

We generated $11,700 and $175 in revenues for the years ended December 31, 2019 and 2018, respectively. Our cost of goods sold was $8,187 and $670, resulting in a gross profit (loss) of $3,513 and $(495), respectively. The difference in revenue was based upon market sales and the amount of tickets and price we were able to sell them for. The difference in the cost of goods sold was due to prevailing ticket prices for purchase and the market price at which the tickets could be resold. We incurred operating expenses of $124,984 and $29,208 for the years ended December 31, 2019 and 2018, respectively. These expenses consisted of general operating expenses, including professional fees and research and development costs, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the years ended December 31, 2019 and 2018 we recorded $11,507 and $25,914 in interest expense. The decrease in interest was due to the reduction of convertible notes loaned to our Company by the director.

As of December 31, 2019, our Company had $8,671 in Accounts Payable and Accrued Expenses and $140 in accrued interest expense.

As of December 31, 2019, $13,330 is owed to Russell Rheingrover, CEO, as due to related party. $100 of the funds were loaned by him to the Company to open the bank account. $7,630 of the funds were for payments he made on behalf of the Company from personal funds. These amounts are non-interest bearing with no specific repayment terms. $5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price. The accrued interest on the convertible note as of December 31, 2019 was $140.

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

The following table provides selected financial data about our Company for the period from the date of incorporation through December 31, 2019. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/2019

Cash	$140,007
Accounts Receivable	$11,700
Inventory	$34,864
Prepaid Expenses	$9,825
Machinery & Equipment	$50,654
Total assets	$247,050
Total liabilities	$248,048
Stockholder’s equity (deficit)	$(998)

We are actively working to continue the advancement of our business plan. Double Down is a fully compliant and operational Company is moving to diversify its focus and migrate away from event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the Company has developed. As the secondary market for live event commerce enters a declining stage the Company has shifted its resources into high growth markets under the new name of Double Down Holdings Inc. Among the markets the Company is entering is the burgeoning market for essential oils and extracts particularly as it relates to wellness. We believe we possess some unique attributes and processes that will enable us to achieve market penetration fairly rapidly.

Liquidity and Capital Resources

Our assets at December 31, 2019 included $140,007 in cash. Management estimates our current monthly “burn rate” to be $10,000 and estimate our current cash and receivables will last through June 2020, if no additional revenues are realized and no further funds are advanced from the director.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements are presented on a going concern basis. We had limited operations during the period from January 17, 2013 (date of inception) to December 31, 2019. This condition raises substantial doubt about our ability to continue as a going concern. We currently in the development stage and has minimal expenses; management believes that our current cash of $140,007 is not sufficient to cover the expenses they will incur during the next twelve months. Additional revenues and possibly loans from our director will be required for our Company to remain in business.

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

Significant Accounting Policies

Basis of Accounting

The accompanying audited financial statements of Double Down Holdings Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Revenue

The Company has implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Pursuant to ASC 606, in contracts with customers, an entity should recognize revenue in a way that depicts the amount and timing of consideration received for transferring goods or services. To achieve this, an entity should apply the five-step approach outlined in the new revenue standard:

•	Step 1: Identify the contract with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Adopting this new standard had no material financial impact on our financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.

Upon adoption of ASC 606, the Company has elected the following accounting policies and practical expedients:

The Company recognizes shipping and handling expense as fulfilment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue.

The Company excludes from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue- producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

The Company does not adjust revenue for the effects of any financing components if the contract has a duration of one year or less, as the Company receives payment from the customer within one year from when it transferred control of the related goods.

The Company offers its products through its website and well as through distributors and resellers.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is provided for on a straight-line basis over the estimated useful life of the asset and range from three to five years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations. Maintenance and repairs are charged to operations as incurred.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on-hand will be regularly reviewed, and where necessary, reserves for excess and unusable inventories will be recorded. Inventory will consist of finished goods, work in progress and related packaging materials.

Reclassification

Certain balances from prior periods have been reclassified in these audited financial statements to conform to current period presentation. This had no impact on prior reported assets, equity, or operations.

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25. All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release. The company incurred no software development costs during the fiscal years ended December 31, 2019 and 2018.

Advertising Costs

The company expenses advertising costs as they are incurred. The company incurred no advertising costs during the fiscal years ended December 31, 2019 and 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements

Our Financial Statements begin on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is not accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework - 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below. Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Director and Executive Officer

The name, age and title of our executive officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Russell Rheingrover 1135 Terminal Way Suite 209 Reno, NV 89502	55	Chairman and CEO, President, Secretary and Director

Kristi Ann Nelson 1135 Terminal Way Suite 209 Reno, NV 89502	52	Treasurer, CFO and Director

The persons named above are the only promoters of Double Down Holdings Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Mr. Rheingrover has served in his positions from inception (January 17, 2013) until present and Ms. Nelson has served as Director since inception and as Treasurer & Chief Financial (Accounting) Officer since February 1, 2013.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings	All Other Compen-sation	Total
Russell Rheingrover,	2019	0	0	0	0	0	0	0	0
CEO, Director	2018	0	0	0	0	0	0	0	0

Kristi Ann Nelson,	2019	0	0	0	0	0	0	0	0
CFO, Director	2018	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Russell Rheingrover	0	0	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Russell Rheingrover	0	0	0	0	0	0	0

Kristi Ann Nelson	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Russell Rheingrover, President 1135 Terminal Way, Suite 209 Reno, NV 89502	19,999,701 Direct	37%

	Kristi Ann Nelson 1135 Terminal Way, Suite 209 Reno, NV 89502	0	0

Common Stock	Officers and/or directors as a Group	19,999,701	37%

Holders of More than 5% of Our Common Stock

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of the date of this annual report, there were 53,779,701 shares of our common stock issued and outstanding.

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

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of December 31, 2019 the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

As of December 31, 2019, $13,330 is owed to Russell Rheingrover, CEO, as due to related party. $100 of the funds were loaned by him to the Company to open the bank account. $7,630 of the funds were for payments he made on behalf of the Company from personal funds. These amounts are non-interest bearing with no specific repayment terms. $5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price. The accrued interest on the convertible note as of December 31, 2019 was $140.

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

Mr. Rheingrover, who currently owns 37% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets. He currently devotes approximately 5 hours of his business time to our affairs and the balance to Jiffy Tickets. He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets. Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

Item 14. Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $12,850 for audit-related services, tax services were $Nil and other services were $Nil during the year ended December 31, 2019.

The total fees charged to the Company for audit services, including quarterly reviews, were $14,250 for audit-related services, for tax services $Nil and other services were $Nil during the year ended December 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description

3(i)	Articles of Incorporation*
3(ii)	Bylaws*
10.1	Ticket Assignment Agreement
31.1	Sec. 302 Certification of CEO
31.2	Sec. 302 Certification of CFO
32.1	Sec. 906 Certification of CEO
32.2	Sec. 906 Certification of CFO
101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

* Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (File Number 000-55547.) filed March 26, 2013

Item 16. Form 10-K Summary

Not included.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2020.

Double Down Holdings Inc., Registrant

By:	/s/ Russell Rheingrover
Russell Rheingrover, CEO
Principal Executive Officer, Secretary and Director

By:	/s/ Kristi Ann Nelson
Kristi Ann Nelson
CFO, Treasurer, Principal Financial Officer
Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Rheingrover	Principal Executive Officer & Director	June 25, 2020
Russell Rheingrover	Title	Date

/s/ Kristi Ann Nelson	Principal Financial Officer & Director	June 25, 2020
Kristi Ann Nelson	Title	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Double Down Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Double Down Holdings, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had limited operations since inceptions and has significant accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2016. Spokane, Washington
June 23, 2020

DOUBLE DOWN HOLDINGS INC. (formerly Ticket Corp.)

BALANCE SHEETS

	December 31, 2019	December 31, 2018

CURRENT ASSETS
Cash	$140,007	$4,394
Accounts Receivable	11,700	-
Inventory	34,864	-
Prepaid Expenses	9,825	-

Total Current Assets	196,396	4,394

FIXED ASSETS
Machinery and Equipment	$50,654	$-

Total Fixed Assets	50,654	-
TOTAL ASSETS	$247,050	$4,394

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$8,671	$3,400
Interest Payable	140	54,247
Notes Payable	5,600	293,617
Due to Related Party	7,730	-

Total Current Liabilities	22,141	351,264

Long Term Liabilities:

Royalty Agreement Payable	225,907	-

TOTAL LIABILITIES	$248,048	$351,264

Commitments & Contingencies	$-	$-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value; 53,779,701 and 48,000,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	$53,780	48,000
Paid in capital	524,570	34,500
Shares to be Issued	1,000	-
Treasury Shares	(18,000)	-

Accumulated deficit	(562,348)	(429,370)

Total Stockholders' Equity (Deficit)	$(998)	(346,870)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,050	4,394

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC. (formerly Ticket Corp.)

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

REVENUES	$11,700	$175

TOTAL REVENUES	11,700	175

COST OF GOODS SOLD
Merchant Account Fees	$324	$670
Purchases - Resale Tickets	7863	-

TOTAL COST OF GOODS SOLD	8,187	670

GROSS PROFIT	3,513	(495)

Operating Expenses:

General and administrative	$30,893	$5,139
Professional Fees	94,091	24,069

Total Expenses	124,984	29,208

Net loss from operations	$(121,471)	$(29,703)

Other Income/Expense

Interest Expense	$(11,507)	$(25,914)

Total Other Income/Expense	$(11,507)	$(25,914)

Provision for taxes	$-	$-

Net Income (loss)	$(132,978)	$(55,617)

Net loss per share:
Basic and diluted	$(0.002)	$(0.001)

Weighted average number of shares outstanding:
Basic and diluted	53,789,701	48,000,000

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC. (Formerly Ticket Corp.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock		Additional	Treasury			Total
	Number of		Paid in	Shares	Shares to be	Accumulated	Shareholders'
	Shares	Par Value	Capital	Bought Back	Issued	Deficit	Equity

Balance, December 31, 2017	48,000,000	48,000	34,500	-	-	$(373,753)	$(291,254)

Net loss	-	-	-			(55,617)	(55,617)
Balance, December 31, 2018	48,000,000	$48,000	$34,500	$-	$-	$(429,370)	$(346,870)

Common Stock shares issued in 2019:
Issued for cancellation of Notes Payable	2,099,701	2,100	125,750				127,850
Issued July 2019 @ $0.10 per share	2,800,000	2,800	277,200				280,000
Issued October 2019 @ $0.10 per share	660,000	660	65,340				66,000
Issued December 2019 @ $0.10 per share	220,000	220	21,780				22,000

Shares to be issued @ $0.10 per share					1,000		1,000

Treasury Shares bought back				(18,000)			-18,000

Net loss	-	-	-			(132,978)	(132,978)
Balance, December 31, 2019	53,779,701	53,780	524,570	(18,000)	1,000	$(562,348)	$(998)

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC. (Formerly Ticket Corp.)

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Operating activities:

Net loss	$(132,978)	$(55,617)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Accounts Receivable	$(11,700)	$-
Inventory	(34,864)	-
Prepaid Expenses	(9,825)	-
Accounts Payable	5,272	(73,245)
Accounts Payable - Related Parties	2,230	-
Interest	11,507	25,914

Net cash used in operating activities	(170,358)	(102,948)

Investing activities:
Machinery and Equipment	(50,654)	-
Net cash used in investing activities	$(50,654)	$-

Financing activities:
Note Payable - Rheingrover	5,625	103,517
Repurchase of Common Stock	(18,000)	-
Shares sold in Private Placement	368,000	-
Shares to be Issued	1,000	-

Net cash provided by financing activities	356,625	103,517

Net increase in cash	135,613	569

Cash, beginning of period	4,394	3,824

Cash, end of period	$140,007	$4,394

Cash paid during the period

Taxes	$-	$-
Interest	$-	$-

Supplemental Non-Cash Investing and Financing Information:

Debt converted to Capital Stock	$127,850	$-
Debt converted to Royalty Agreement	$225,907	$-

The accompanying notes are an integral part of these financial statements

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

In 2019, as the secondary market for live event commerce enters a declining stage, the Company diversified its business operations to make its ticketing and event-based product offerings as a secondary business and shifted its primary focus to other high growth markets. The Company is looking to markets that can leverage its infrastructure, data gathering and geolocating technology platform the Company previously developed for its ticketing business.  The first new market the Company has entered is essential oils and extracts particularly as it relates to wellness.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited financial statements of Double Down Holdings Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

Revenue

The Company has implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Pursuant to ASC 606, in contracts with customers, an entity should recognize revenue in a way that depicts the amount and timing of consideration received for transferring goods or services. To achieve this, an entity should apply the five-step approach outlined in the new revenue standard:

•	Step 1: Identify the contract with a customer

•	Step 2: Identify the performance obligations in the contract

•	Step 3: Determine the transaction price

•	Step 4: Allocate the transaction price to the performance obligations in the contract

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Adopting this new standard had no material financial impact on our financial statements but did result in enhanced presentation and disclosures.

Our revenue consists substantially of product sales. The Company reports product sales net of discounts and recognize them at the point in time when control transfers to the customer, which occurs when shipment is confirmed.

Upon adoption of ASC 606, the Company has elected the following accounting policies and practical expedients:

The Company recognizes shipping and handling expense as fulfilment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. Accordingly, the Company records the expenses for shipping and handling activities at the same time the Company recognizes revenue.

The Company excludes from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue- producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes).

The Company does not adjust revenue for the effects of any financing components if the contract has a duration of one year or less, as the Company receives payment from the customer within one year from when it transferred control of the related goods.

The Company offers its products through its website and well as through distributors and resellers.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation expense is provided for on a straight-line basis over the estimated useful life of the asset and range from three to five years.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations.  Maintenance and repairs are charged to operations as incurred.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on-hand will be regularly reviewed, and where necessary, reserves for excess and unusable inventories will be recorded. Inventory will consist of finished goods, work in progress and related packaging materials.

Reclassification

Certain balances from prior periods have been reclassified in these audited financial statements to conform to current period presentation.  This had no impact on prior reported assets, equity, or operations.

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company incurred no software development costs during the fiscal years ended December 31, 2019 and 2018.

Advertising Costs

The company expenses advertising costs as they are incurred.  The company incurred no advertising costs during the fiscal years ended December 31, 2019 and 2018.

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through December 31, 2019 and a deficit of $562,348, or $0.01 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $140,007, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

NOTE 5.   RELATED PARTY TRANSACTIONS

The sole officer and two directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2019, $13,330 is owed to Russell Rheingrover, CEO.

(i)	$100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.

(ii)	$5,375 of the funds were for payment of an outstanding balance to DDC for software development.

(iii)	$2,750 of the funds were for payment of an outstanding balance to the Company’s auditor.

(iv)	$5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2020 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price. The accrued interest on the convertible note as of December 31, 2019 was $140.

(v)	There was a ($495) adjustment of the funds to correct for a reimbursement to Mr. Rheingrover made in error, in a prior period.

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

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

Mr. Rheingrover, who currently owns 37% of our outstanding voting stock, is also the Chief Executive Officer of Jiffy Tickets, a national reseller of concert, theater, sporting and event tickets.  He currently devotes approximately 40 hours per week of his business time to our affairs and 5 hours per week to Jiffy Tickets.  He owes a fiduciary duty of loyalty to us, but also owes similar fiduciary duties to Jiffy Tickets.  Due to his responsibilities to serve both companies, there is potential for conflicts of interest. He will use every effort to avoid material conflicts of interest generated by his responsibilities to both companies, but no assurance can be given that material conflicts will not arise which could be detrimental to our operations and financial prospects.

NOTE 6.  INVENTORY

During the year ended December 31, 2019, Double Down entered into an agreement with MKJ Enterprises (Rogue Valley Naturals) to purchase 146 pounds of flower which was paid in full and will be stored and shipped to Double Down as needed for production purposes. Double Down also has an option for an additional 146 pounds at the 2019 price point.

Inventory at December 31, 2019 consisted solely of raw materials in the amount of $34,864.  There was no inventory at December 31, 2018.

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at December 31, 2019 consisted solely of machinery and equipment in the amount of $50,654.  This amount was an initial payment on the purchase price for equipment paid in December 2019 but the equipment was not delivered until January 2020, thus no depreciation was recorded until the first quarter of 2020.  There was no Property, Plant or Equipment asset at December 31, 2018.

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

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

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of December 31, 2019 the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

On October 20, 2019 the Company sold 660,000 shares of common stock to four (4) investors at a price of $0.10 per share for total proceeds of $66,000.

On December 23, 2019 the Company sold 220,000 shares of common stock to two (2) investors at a price of $0.10 per share for total proceeds of $22,000.

On December 30, 2019 the Company sold 10,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $1,000.  The shares were not issued until January 2020.

As of December 31, 2019, the Company had 53,779,701 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2019:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 53,779,701 shares issued and outstanding.

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of December 31, 2019 the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

NOTE 10.  PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2019, the Company had a net operating loss carry-forward of approximately $562,348.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2019	2018

Accumulated loss before income taxes per financial statements	$132,978	$55,617
Income tax rate	21%	21%
Income tax recovery	(27,925)	(11,680)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	27,925	11,680

Double Down Holdings Inc.

(formerly Ticket Corp.)

Notes to Financial Statements

December 31, 2019

(Audited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2019 are as follows:

	December 31,	December 31,
	2019	2018

Net operating loss carryforward	$118,244	$90,138
Valuation allowance	(118,244)	(90,138)

Net deferred income tax asset	-	-

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

NOTE 11.  SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2019 up through date the Company issued these financial statements, June 9, 2020, and found no subsequent event that needed to be reported.

