Form 10-Q
period 2020-03-31
Double Down Holdings Inc.
filed 2020-10-09
CIK 1570279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Commission file number 000-55547

DOUBLE DOWN HOLDINGS INC.
(Exact name of registrant as specified in its charter)

              Nevada
 (State or other jurisdiction of incorporation or organization) (IRS Employment Identification No.)

1135 Terminal Way, Suite 209

Reno, NV  89502

e-mail: info@doubledownholdingsinc.com

(Address of principal executive offices) (zip code)

Telephone (775)352-3936  Fax (775)201-8190
(Registrant’s ttelephone number, including area code)

n/a
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,”

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,809,701 shares as of October 7, 2020.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed condensed interim financial unaudited statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

DOUBLE DOWN HOLDINGS INC.
BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$20,287	$140,007
Accounts Receivable	-	11,700
Inventory	72,334	34,864
Prepaid Expenses	-	9,825
Total Current Assets	92,621	196,396

FIXED ASSETS
Machinery and Equipment (net)	120,468	50,654
Total Fixed Assets	$120,468	$50,654
TOTAL ASSETS	$213,089	$247,050

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Expenses	$29,192	$8,671
Interest Payable	140	140
Notes Payable	5,600	5,600
Due to Related Party	7,730	7,730
Total Current Liabilities	42,662	22,141

Long Term Liabilities:
Royalty Agreement Payable	225,907	225,907
TOTAL LIABILITIES	268,569	248,048

Commitments & Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: authorized 100,000,000; $0.001 par value;

53,809,701 and 53,779,701 shares issued and outstanding at
March 31, 2020 and December 31, 2019	53,810	53,780
Paid in capital	527,540	524,570
Shares to be Issued	-	1,000
Treasury Shares	(18,000)	(18,000)
Accumulated deficit	(618,830)	(562,348)
Total Stockholders' Equity (Deficit)	(55,480)	(998)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$213,089	$247,050

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

REVENUES	$-	$-

TOTAL REVENUES	-	-

COST OF GOODS SOLD
Merchant Account Fees	131	81
Purchases - Resale Tickets	-	-

TOTAL COST OF GOODS SOLD	131	81

GROSS PROFIT	(131)	-81

Operating Expenses:
General and administrative	29,167	580
Professional Fees	27,184	6,940
Total Expenses	56,351	7,520

Net loss from operations	(56,481)	(7,601)

Other Income/Expense
Interest expense	0	(6,276)
Total Other Income/Expense	0	(6,276)

Provision for taxes	-	-

Net Income (loss)	$(56,481)	$(13,877)

Net loss per share:
Basic and diluted	(0.001)	(0.000)

Weighted average number of shares outstanding:
Basic and diluted	53,789,701	48,000,000

The accompanying notes are an integral part of these financial statements

DOUBLE DOWN HOLDINGS INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Common Stock
							Total
	Number of		Additional	Treasury Shares	Shares to be	Accumulated	Shareholders
	Shares	Par Value	Paid in Capital	Bought Back	Issued	Deficit	Equity

Balance, December 31, 2018	48,000,000	$48,000	$34,500	$-	$-	$(429,371)	$(346,871)

Net loss three months ended March 31, 2019	-	-	-			(13,877)	(13,877)

Balance, March 31, 2019	48,000,000	48,000	34,500	-	-	(443,248)	(360,748)

June 19, 2019 - 2,099,701 common stock shares
issued for cancellation of Notes Payable	2,099,701	2,100	125,750				127,850
Net loss three months ended June 30, 2019	-	-	-			(54,469)	(54,469)

Balance, June 30, 2019	50,099,701	50,100	160,250	-	-	(497,717)	(287,367)

Common Stock issued for cash July 2019	2,800,000	2,800	277,200				280,000
Net loss three months ended September 30, 2019	-	-	-			(27,105)	(27,105)
							-
Balance, September 30, 2019	52,899,701	52,900	437,450	-	-	(524,822)	(34,472)

Common Stock issued for cash October 2019	660,000	660	65,340				66,000
Common Stock issued for cash December 2019	220,000	220	21,780				22,000

Common Stock shares to be issued for cash					1,000		1,000

Treasury Shares bought back for cash				(18,000)			(18,000)

Net loss three months ended December 31, 2019	-	-	-			(37,526)	(37,526)
Balance, December 31, 2019	53,779,701	53,780	524,570	(18,000)	1,000	(562,348)	(998)

Common stock issued for cash March 2020	20,000	20	1,980				2,000

Common Stock issued from 4th qtr 2019	10,000	10	990		(1,000)		-
							-
Net Income (loss)	-	-	-			(56,482)	(56,482)
Balance, March 31, 2020	53,809,701	$53,810	$527,540	$(18,000)	$-	$(618,830)	$(55,480)

DOUBLE DOWN HOLDINGS INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities:
Net Income (loss)	$(56,481)	$(13,877)
Adjustment to reconcile net loss to net cash
provided by operations and depreciation:
Depreciation	6,335	-
Changes in assets and liabilities:
Accounts Receivable	11,700	-
Inventory	(37,470)	-
Prepaid Expenses	9,825	-
Accounts Payable	20,520	(650)
Interest Payable	-	6,276
Net cash used in operating activities	(45,571)	(8,251)

Investing activities:
Purchase of Equipment	(76,149)	-
Net cash used in investing activities	(76,149)	-

Financing activities:
Promissory Note to R. Rheingrover for
company expenses paid personally:	-	5,600
Shares Sold in Private Placement	2,000	-
Net cash provided by financing activities	2,000	5,600

Net increase in cash	(119,720)	(2,651)

CASH, BEGINNING OF PERIOD	140,007	4,394

CASH, END OF PERIOD	$20,287	$1,743

Cash paid during the period
Taxes	$-	$-

Interest	$-	$-

Supplemental Non-Cash Investing and Financing Information:
Shares Issued (payment received in Q4 2019)	$1,000	$-
Shares released from Shares to be Issued	$(1,000)	$-

The accompanying notes are an integral part of these financial statements

Double Down Holdings Inc.

Notes to Financial Statements

March 31, 2020

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impact of COVID-19:

The COVID-19 pandemic has impacted and could further impact the Company’s business and operations and the operations of its suppliers, vendors and customers. The pandemic continues to significantly impact global economic conditions and, in the U.S., as federal, state and local governments react to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economies. The extent to which the pandemic will continue to affect the Company’s business, operations and financial results will depend on numerous factors that it may not be able to accurately predict and which may cause the actual results to differ from the estimates and assumptions the Company is required to make in preparation of financial statements according to U.S. GAAP.

Basis of Accounting

The accompanying audited financial statements of Double Down Holdings Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Revenue

The Company has implemented ASU 2015-04, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), using modified retrospective method, which required the company to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Pursuant to ASC 606, in contracts with customers, an entity should recognize revenue in a way that depicts the amount and timing of consideration received for transferring goods or services. To achieve this, an entity should apply the five-step approach outlined in the new revenue standard:

·	Step 1: Identify the contract with a customer

·	Step 2: Identify the performance obligations in the contract

·	Step 3: Determine the transaction price

·	Step 4: Allocate the transaction price to the performance obligations in the contract

·	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

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

Software Development Costs

The company expenses software development costs in accordance with FASB ASC 985-20-25.  All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Once technological feasibility has been reached, but not before it is released to the public, the cost incurred for software development can be capitalized and amortized after release.  The company incurred no software development costs during the three month periods ended March 31, 2020 and 2019.

Advertising Costs

The company expenses advertising costs as they are incurred.  The company incurred no advertising costs during the three month periods ended March 31, 2020 and 2019.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from January 17, 2013 (date of inception) through March 31, 2019 and a deficit of $618,830, or $0.01 per share.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s current cash of $20,287, anticipated revenues and loans from our director when needed will be sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario.  Management believes that by following through with the Company’s plan of operation for the next 12 months that the revenue will increase to a point to support operations without loans from the director of the Company.

NOTE 5.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2020, $13,330 is owed to Russell Rheingrover, CEO.

(i)	$100 of the funds were loaned by him to the Company to open the bank account and is non-interest bearing with no specific repayment terms.

(ii)	$5,375 of the funds were for payment of an outstanding balance to DDC for software development.

(iii)	$2,750 of the funds were for payment of an outstanding balance to the Company’s auditor.

(iv)

$5,600 of the funds are the result of a 10% Convertible Note issued on March 25, 2019. Under the terms of the note the principal sum and interest is to be repaid to Mr. Rheingrover by March 24, 2021 or is convertible at the conversion price of $0.10 per common stock share. The conversion price was considered by management to be a fair price. The accrued interest on the convertible note as of March 31, 2020 was $140.

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

NOTE 6.  INVENTORY

During the year ended December 31, 2019, Double Down entered into an agreement with MKJ Enterprises (Rogue Valley Naturals) to purchase 146 pounds of flower which was paid in full and will be stored and shipped to Double Down as needed for production purposes. Double Down also had an option for an additional 146 pounds at the 2019 price point.  During the first quarter ended March 31, 2020 the Company purchased an additional 100 pounds which was paid in full and will be stored and shipped to Double Down as needed for production purposes.

Inventory at March 31, 2020 consisted of raw materials in the amount of $64,774 and packaging of $7,560.  There was no inventory at December 31, 2019.

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at March 31, 2020 consisted solely of machinery and equipment in the amount of $126,706.  Depreciation of $6,238 was recorded for the three months period ended March 31, 2020.  There was $50,654 recorded in Property, Plant or Equipment at December 31, 2019.

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

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of March 31, 2020, the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

On October 20, 2019 the Company sold 660,000 shares of common stock to four (4) investors at a price of $0.10 per share for total proceeds of $66,000.

On December 23, 2019 the Company sold 220,000 shares of common stock to two (2) investors at a price of $0.10 per share for total proceeds of $22,000.

On December 30, 2019 the Company sold 10,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $1,000.  The shares were issued in March 2020.

On March 15, 2020 the Company sold 20,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $2,000.

 As of March 31, 2020, the Company had 53,809,701 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2020:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 53,809,701 shares issued and outstanding.

On September 13, 2019, the Company placed $18,000 in an escrow account for the purposes of effecting a possible buy-back of shares of outstanding common stock. As of March 31, 2020, the funds had been dispersed and the Transfer Agent is in the process of finalizing the paperwork to return the shares to the treasury.

NOTE 10.  PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of March 31, 2020, the Company had a net operating loss carry-forward of approximately $618,830.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31,	December 31,
	2020	2019

Accumulated loss before income taxes per financial statements	$56,481	$132,978
Income tax rate	21%	21%
Income tax recovery	(11,861)	(27,925)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	11,861	27,925

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019

Net operating loss carryforward	$130,105	$118,244
Valuation allowance	(130,105)	(118,244)

Net deferred income tax asset	-	-

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

NOTE 11.  SUBSEQUENT EVENTS

On August 28, 2020 the Company entered into a subscription agreement for 10,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $1,000.

On August 31, 2020 the Company entered into a subscription agreement for 50,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $5,000.

On September 3, 2020  the company entered into a subscription agreement for 180,000 shares of common stock for $18,000.

The Company evaluated all other events or transactions that occurred after March 31, 2020 up through date the Company issued these financial statements, October 8, 2020, and found no subsequent event that needed to be reported.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Additional information concerning these and other risks and uncertainties is contained in our filings with the Securities and Exchange Commission, including the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” “Company,” “Double Down,” or “Ticket Corp.” refer to Double Down Holdings Inc.

COVID-19 Pandemic

Our business may be significantly vulnerable to the economic effects of pandemics and other public health crises, including the ongoing novel coronavirus (“COVID-19”) outbreak that continues to spread in the U.S. and globally.

We continue to assess the ongoing impact of COVID-19 on our business results and remain committed to taking actions to address the health, safety and welfare of customers, agents and suppliers as well as the negative effects from demand disruption and production impacts, including, but not limited to, the following:

●

Operating our business with a focus on health and safety, which includes minimizing travel, implementing appropriate distancing programs, monitoring enhanced cleaning efforts within our suppliers’ facilities, and requiring use of personal protective equipment;

●	Monitoring of our liquidity, disciplined inventory management, and continued scrutiny of our capital expenditures; and

●	Continuously reviewing our financial strategy to strengthen financial flexibility in these volatile financial markets.

Future developments, such as the potential of additional outbreaks of COVID-19 in the U.S. and globally and the actions taken by governmental authorities in response to future resurgence, that are highly uncertain and not able to be predicted will determine the extent to which the COVID-19 outbreak impacts our results of operations and financial conditions.

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

The Company plans to file for a ticker symbol with FINRA to begin trading on the OTC marketplace in 2020.

Double Down CBD

The Company has set up a corporate division named Double Down CBD. This mission of this division is to deliver to market the most effective and impactful wellness products available. Double Down CBD has some very unique processes and attributes that creates significant differentiation and potential separation from existing products which will be discussed in more detail below and at its website:

https://doubledowncbd.com/.

CBD Market Overview

CBD is a non-psychoactive cannabinoid found in cannabis. It has experienced rapid sales growth in the last two years. Unlike THC, the chemical compound that gives cannabis its psychoactive effect, CBD has no psychoactive attributes. It has been shown to help quell inflammation and provide a soothing calmness to the body’s reaction to stress. According to Healthline it has been documented to provide significant relief to a myriad of conditions including providing relief from the effects of arthritis, MS and PTSD.

https://www.healthline.com/nutrition/cbd-oil-benefits

The CBD market is large with many products in a number of segmented markets. Yet the market size is a mere fraction of what it will become in a relatively short period of time. According to Rolling Stone magazine the overall market for CBD products was 390 million in 2018 and is expected to grow to 22 BILLION by 2022. https://www.rollingstone.com/culture/culture-news/new-study-cbd-market-22-billion-2022-722852/

Our Products

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

Our product development methodology has been cultivated for many years and has gone through numerous cycles of testing and refinement. The result of that is a CBD tincture that in our qualified opinion is the most effective on the market. The product has many beta test users all independent of the Company. The information gathered from these users was overwhelmingly positive. The users all reported significant wellness effects from their initial usage. Many stated that the effects were immediate. Some of the wellness issues facing our beta users consisted of but were not limited to: Arthritis, Bell’s Palsy, PTSD, Insomnia, Anxiety, and Migraine Headaches.

In the three months ended March 31, 2020, the Company has completed the following milestones and accomplishments in the CBD market:

•Selected a contract manufacturer licensed bottling facility in San Fernando, CA and engaged in a long-term agreement that will allow the product to be produced and bottled packaged and shipped direct to customers and resellers from this facility.

•Implemented volume production of its proposed product lines and crafted a number of beta batches which allowed the Company to refine its manufacturing process.

•Built and implemented quality control systems in its manufacturing operations to ensure that all standards of quality and purity are met on a repetitive basis.

•Continued its package design and labels and selected its bottles and applicators. In addition, the Company is in its final steps to finalize its pricing to end users and resellers.

•Worked to develop the beta version of its website and initiate its development of its social media accounts.

•Designed its customer support organization and staffing allowing it to respond to customer inquiries, ship product samples, and communicate with customers, affiliates and resellers.

•Implemented its inventory control and order processing systems including SOS inventory allowing the company to efficiently track the product from raw materials to finish goods.

•Engaged with a select group of independent testing laboratories to ensure it can consistently provide accurate and quantified data for every batch the Company makes and distributes

The Company intends to accomplish the following milestones and important plans of action during the three months ended June 30, 2020:

•Finalize production, packaging and testing for its initial products.

•Engage a strategic Public Relations Consultant to represent the Company and its products to the public.

•Launch Company Website with full integration of e-commerce functionality allowing customers to order and receive product directly.

•Formally announce the launch of the Company’s product to the media through wire service press release and select media direct engagements.

•Develop Company’s marketing platforms including but not limited to Social Medial, Direct Response Marketing, Advertising and Affiliates.

•Hire a Pharmacologists to direct the compounding and production of its proposed topical ointment.

•Start initial development and alpha level testing of topical product.

•Test and develop potential dispenser for topical product.

•Close additional funding for operations and development.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The Company is in an active and operational stage.

We generated no revenues for the three months ending March 31, 2020 and 2019.  Our cost of goods sold was $131 and $81 for the three months ending March 31, 2020 and 2019, respectively, resulting in a gross profit (loss) of $(131) and $(81) for the three months ending March 31, 2020 and 2019, respectively.    The cost of goods sold were merchant account fees which are incurred regardless of sales.  We incurred operating expenses of $56,481 and $7,601 for the three months ended March 31, 2020 and 2019, respectively.  These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business, raising capital and the preparation and filing of our periodic reports.  We recorded interest expense of $0 and $6,276 for the three months ended March 31, 2020 and 2019, respectively, resulting in net losses of $56,481 and $13,877.

As of March 31, 2020, our Company had no accounts receivable, and accounts payable and accrued expenses of $29,192.

The following table provides selected financial data about our Company for the period ended March 31, 2020.  For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:        3/31/2020

                Cash                 $20,287

   Inventory$72,334

                Total assets          $213,089

                Total liabilities    $268,569

                Stockholder’s equity  $(55,480)

We are an active development stage business, working to advance our business plan. We have generated $396,698 in revenue since inception (January 17, 2013) through March 31, 2020.

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

On June 20, 2019 the Company entered into an Advisory Board Agreement with Ryan Mayer.  Per the terms of the Advisory Board Agreement, Mr. Mayer will assist and provide the Company with services including advising the Company on the methodology, ingredients, recipe and knowledge transfer that will enable the Company to create product in the natural herbal oil and extract market.  He will also advise the Company on the manufacturing blueprint for crafting the product.  As compensation for services provided, Mr. Mayer received 5,000,000 fully vested shares of Company common stock transferred from Russell Rheingrover, president and founder of the Company.

Plan of Operation

The Company is diversifying its focus into non-event-based product offerings by leveraging the infrastructure, data gathering and geolocating technology platform the Company developed. As the secondary market for live event commerce enters a declining stage the Company is poised to shift its resources into certain high growth markets.

Among the markets the Company is enterting is the burgeoning market for essential oils and extracts particularly as it relates to wellness. We believe we possess some unique attributes and processes that will enable us to achieve market penetration.

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

Intellectual Property:

Our product development methodology has been cultivated over many years and has gone through numerous cycles of testing and refinement. The result of that is a CBD tincture that in our qualified opinion is unique in its composition, creation and effectiveness. Based on those variables the company is moving forward with protecting its intellectual property and has started the process of filing related patents. We believe these patent applications will be filed with the U.S. Patent Office in the 4th quarter, 2020.

The Company is expanding its offerings into non ticketing product markets but not abandoning the ticket sale platform development.

Proposed Objectives 2020 – Ticket Platform

Launch first phase of B2B product offering

Develop sales and marketing plan for new B2B offering including partnership white paper and submission to Ticketing Technology Summit Awards

Finalize testing of Shindig 3.0 for additional functionality for Q4 2020 release focusing on the social enhancements for the app

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

Public Market for Common Stock

There is presently no public market for our common stock.  In 2016, through a market maker, we initiated an application to FINRA for trading of our common stock on the OTC Markets.  Our market maker abandoned the application, and we must contact another authorized market maker to continue the sponsorship of our securities on the OTC Markets. Only authorized market makers can apply to quote securities on the OTC Markets. There is no guarantee, however, that our stock will become quoted on the OTC Markets. If our common stock becomes quoted on the OTC Markets and a market for the stock develops, the actual price of stock will be determined by prevailing market prices at the time of sale. We can provide no assurance that our shares will be traded on the OTC Markets, or if traded, that a public market will materialize.

Liquidity and Capital Resources

Our assets at March 31, 2020 were $20,287 cash in the bank and $72,334 in inventory.  Management estimates our current monthly “burn rate” to be $2,500 and estimate our current cash will last through October 2020, if no additional revenues are realized or without loans from the directors.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2020 the Company sold 20,000 shares of common stock to one (1) investor at a price of $0.10 per share for total proceeds of $2,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are included with this quarterly filing.  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55547, at the SEC website at www.sec.gov:

Exhibit No.Description

3.1Articles of Incorporation*

3.2Bylaws*

31.1Sec. 302 Certification of Principal Executive Officer**

31.2Sec. 302 Certification of Principal Financial Officer**

32.1Sec. 906 Certification of Principal Executive Officer**

32.2Sec. 906 Certification of Principal Financial Officer**

101      Interactive data files pursuant to Rule 405 of Regulation S-T**

* Incorporated by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission (File Number 000-55547.) filed March 26, 2013

** Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of October, 2020.

Double Down Holdings Inc., Registrant

By:/s/ Russell Rheingrover

______________________________

Russell Rheingrover, CEO

Principal Executive Officer, Director

By:/s/ Kristi Ann Nelson

______________________________

Kristi Ann Nelson

CFO, Principal Financial Officer and Principal Accounting Officer

By:/s/ Jonathan Boys

______________________________

Jonathan Boys

Director